Form 10QSB
period 2000-03-31
QINNET COM INC
filed 2000-05-19
CIK 1100891

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

	For the quarterly period ended March 31, 2000

[   ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

	For the transition period                 to


      Commission File Number  0-28659

                         QINNET.COM, INC.
 -----------------------------------------------------------------
 (Exact name of small Business Issuer as specified in its charter)

Delaware                                    75-2610514
-------------------------------             -------------------
(State or other jurisdiction of             (IRS Employer
incorporation or organization)              Identification No.)


450 North Brand Boulevard, 6th Floor
Glendale, CA                                91203
------------------------------------        -----
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code:  (818) 291-6250
                                                 --------------

                               None
       ----------------------------------------------------
       (Former name, former address and former fiscal year,
                   if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days [   ] Yes   [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,300,497 Shares of $.0001 par value Common Stock outstanding as of May 15, 2000.

                PART 1 - FINANCIAL INFORMATION

Item 1.		Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

S. W. HATFIELD, CPA
Certified public accountants

Member: American Institute of Certified Public Accountants
           SEC Practice Section
           Information Technology Section
        Texas Society of Certified Public Accountants

                Independent Accountant's Report
                -------------------------------

Board of Directors and Shareholders
Qinnet.com, Inc.

We have reviewed the accompanying balance sheets of Qinnet.com, Inc. (a Delaware corporation) as of March 31, 2000 and 1999 and the accompanying statement of operations and comprehensive income and statement of cash flows for the three months ended March 31, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is dependent upon its majority shareholder to maintain the corporate status of the Company and to provide all nominal working capital support on the Company's behalf. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority shareholder's continuing support. This situation raises a substantial doubt about the Company's ability to continue as a going concern. The majority shareholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              S. W. HATFIELD, CPA
Dallas, Texas
April 13, 2000


              Use our past to assist your future sm

P. O. Box 820395                      9002 Green Oaks Circle, 2nd Floor
Dallas, Texas 75382-0395                      Dallas, Texas 75243-7212
214-342-9635 (voice)                                (fax) 214-342-9601
800-244-0639                                            SWHCPA@aol.com

                         Qinnet.com, Inc.
                   (formerly TeleSpace Limited)
                   (a development stage company)
                          Balance Sheets
                      March 31, 2000 and 1999

                           (Unaudited)


                                                 March 31,   March 31,
                                                     2000        1999
                                               ----------  ----------
ASSETS
Cash on hand and in bank                       $   50,000  $        -
                                               ==========  ==========

LIABILITIES                                    $        -  $        -
                                               ----------  ----------

STOCKHOLDERS' EQUITY
Preferred stock - $0.00001 par value.
10,000,000 shares authorized; none
issued and outstanding                                  -           -
Common stock - $0.00001 par value.
50,000,000 shares authorized.
1,250,248 shares issued and outstanding                13          13
Additional paid-in capital                         50,147      50,147
Contributed capital                                 5,358       5,358
Deficit accumulated during
the development stage                              (5,518)     (5,518)
                                               ----------  ----------
                                                   50,000      50,000
Stock subscription receivable                           -     (50,000)
                                               ----------  ----------

Total stockholders' equity                         50,000           -
                                               ----------  ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $   50,000  $        -
                                               ==========  ==========


The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report.
The accompanying notes are an integral part of these financial statements.

                         Qinnet.com, Inc.
                   (formerly TeleSpace Limited)
                   (a development stage company)
          Statements of Operations and Comprehensive Income
             Three months ended March 31, 2000 and 1999
Period from May 31, 1989 (date of inception) through June 30, 1999

                          (Unaudited)

                                                          Period from
                                                         May 31, 1989
                                   Three          Three     (date of
                                  months         months    inception)
                                   ended          ended      through
                                March 31,      March 31,    March 31,
                                    2000           1999         2000
                            ------------   ------------   ----------

Revenues                    $          -   $          -   $        -
                            ------------   ------------   ----------
Expenses
Rent and management fees               -              -        4,000
Other expenses                         -              -        1,433
Amortization of
organization costs                     -              -           85
                            ------------   ------------   ----------

Total expenses                         -              -        5,518
                            ------------   ------------   ----------

Net Loss                               -              -       (5,518)

Other Comprehensive Income             -              -            -
                            ------------   ------------   ----------

Comprehensive Loss          $          -   $          -   $   (5,518)
                            ============   ============   ==========


Loss per weighted-average share
of common stock outstanding
computed on net loss - basic
and fully diluted                    nil            nil          nil

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted                  1,250,498      1,250,498      568,090
                            ============   ============   ==========


The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report.
The accompanying notes are an integral part of these financial statements.

                        Qinnet.com, Inc.
                  (formerly TeleSpace Limited)
                  (a development stage company)
                     Statements of Cash Flows
            Three months ended March 31, 2000 and 1999
 Period from May 31, 1989 (date of inception) through June 30, 1999

                         (Unaudited)
                                                          Period from
                                                         May 31, 1989
                                   Three          Three     (date of
                                  months         months    inception)
                                   ended          ended      through
                                March 31,      March 31,    March 31,
                                    2000           1999         2000
                            ------------   ------------   ----------

Cash Flows from Operating
  Activities
    Net loss for the period $          -   $          -   $   (5,518)
   Adjustments to reconcile
     net loss to
       net cash provided by
        operating activities
         Payment of
           organization
           costs                       -              -          (85)
         Amortization of
           organizational costs        -              -           85
                            ------------   ------------   ----------
Net cash used in
  operating activities                 -              -       (5,518)
                            ------------   ------------   ----------

Cash Flows from Investing
  Activities                           -              -            -
                            ------------   ------------   ----------

Cash Flows from Financing
  Activities
   Issuance of common stock            -              -          160
   Collection of stock
     subscription receivable      50,000              -       50,000
   Capital contributed to
     support development               -              -        5,358
                            ------------   ------------   ----------

Net cash provided by
  financing activities            50,000              -       55,518
                            ------------   ------------   ----------
Increase in Cash                  50,000              -       50,000

Cash at beginning of period            -              -            -
                            ------------   ------------   ----------

Cash at end of period       $     50,000   $          -   $   50,000
                            ============   ============   ==========

Supplemental Disclosure of
  Interest and Income
    Taxes Paid
    Interest paid for
      the period     $    - $          -   $          -   $        -
                     ====== ============   ============   ==========
    Income taxes paid
      for the period $    - $          -   $          -   $        -
                     ====== ============   ============   ==========


The financial information included herein has been prepared by management without audit by independent certified public accountants. See accompanying accountants' review report.
The accompanying notes are an integral part of these financial statements.

                        Qinnet.com, Inc.
                  (formerly TeleSpace Limited)
                 (a development stage company)
                 Notes to Financial Statements

Note A - Organization and Description of Business

Qinnet.com, Inc. (Company) was incorporated on May 31, 1989 as Specialistics, Inc. under the laws of the State of Delaware, as a wholly-owned subsidiary of Debbie Reynolds Hotel and Casino, Inc. (formerly Halter Venture Corporation), a publicly-owned corporation (DRHC). The Company has had no substantial operations or substantial assets since inception. The business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's stockholders will benefit. The Company has not engaged in any negotiations from inception and has not undertaken any steps to initiate the search for a merger or acquisition candidate. In anticipation of various business combination transactions which did not reach completion, the Company changed its corporate name to Eastern Group International, Ltd. on July 18, 1996 and TeleSpace Limited on December 27, 1996, respectively.

The Company changed its corporate name to Qinnet.Com, Inc. on December 14, 1999.

In October 1992, DRHC divested itself of 100% of its holdings in the Company by distributing 100% of the issued and outstanding stock of the Company to DRHC stockholders. The then majority stockholder of DRHC became the majority stockholder of the Company. This stockholder then continued to maintain the corporate status of the Company and provides all nominal working capital support on the Company's behalf.

The Company has no assets or business operations through March 13, 2000. Accordingly, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $5,500. Accordingly, the Company is fully dependent upon management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

During interim periods, the Company follows the accounting policies set forth in its annual financial statements accompanying this document. The information presented herein does not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       Qinnet.com, Inc.
                (formerly TeleSpace Limited)
                (a development stage company)

          Notes to Financial Statements - Continued

Note B - Summary of Significant Accounting Policies

1.    Cash and cash equivalents
      -------------------------

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.    Organization costs
      ------------------

Organization costs were amortized over a five year period from inception using the straight-line basis.

3.    Income taxes
      ------------

For the period May 31, 1989 (date of inception) through December 31, 1990, the Company was included in the consolidated income tax return of DRHC. For the two years ended December 31, 1992 and 1991, respectively, the Company (and its parent, DRHC) were included in the consolidated income tax return of the Company's majority stockholder. As of December 31, 1993, the Company began filing its own separate federal income tax return. The Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

4.    Loss per share
      --------------

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
(loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2000, December 31, 1999 and 1998, the Company had no warrants and options outstanding which could be deemed to be dilutive.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Related Party Transactions

For the period May 31, 1989 (date of inception) through September
30, 1992, DRHC provided office space and management services to the Company for a fee of $100 per month. Total expenses under this arrangement aggregated $4,000 for the total period.

                       Qinnet.com, Inc.
                (formerly TeleSpace Limited)
                (a development stage company)

           Notes to Financial Statements - Continued

Note E - Common Stock Transactions

On June 27, 1996, the Company's Board of Directors approved and
effected a one for seven reverse stock split.   Further, on July
29, 1999, the Company's Board of Directors approved and effected a one for eight reverse stock split. All issued and outstanding share and per share amounts reflect the cumulative effect of both reverse splits as of the first day of the first period presented.

On November 27, 1996, the Company executed a Stock Purchase Agreement (Agreement) with Telespace, Ltd., a privately-owned corporation. The Agreement calls for Telespace, Ltd. to pay$50,000 for approximately 7,714,000 pre-reverse split shares of restricted, unregistered common stock to be utilized in facilitating a proposed reverse merger with a privately owned corporation. The use of the proceeds is intended to pay for various reorganization, recapitalization and other fees and expenses related to the change in ownership control and proposed acquisition transaction. This amount was satisfied in full on December 31, 1999


Note F - Merger Transactions

On July 1, 1999, the Company entered into a merger agreement with AmeriCom USA, Inc. (AmeriCom), a publicly-owned Delaware corporation, whereby the Company would exchange one share of its common stock for each issued and outstanding share of common
stock of AmeriCom (approximately 33,265,756 shares).   The
Company would be the surviving entity of the merger transaction.
  Additionally, the Company would assume all obligations related to issued and outstanding stock options of AmeriCom and the AmeriCom Option Plan. This transaction did not consummate and the Company has no further obligations thereunder.

As of March 13, 2000, the Company has an agreement in principle to merge with Qinnet Holdings Corp. (a Washington State corporation), a privately-owned corporation controlled by the Company's controlling shareholder. As of this date, the proposed merger has not been completed. Due to common control and ownership of the two merging corporations, this transaction will be accounted for on an "as-if-pooled" basis in accordance with Interpretation #39 of Accounting Principles Board Opinion #16 whereby the combined financial statements of the merged entities will become the historical financial statements of the Company. In anticipation of this merger transaction, the Company changed its corporate name to Qinnet.com, Inc. on December 14, 1999.

Item 2. Management's Discussion and Analysis or Plan of Operations

QINNET CORPORATE ORGANIZATION

Qinnet.com, Inc. ("Qinnet") is a Delaware corporation that was incorporated on May 31, 1989. Qinnet has no business assets or operations other than its agreement to merge with Qinnet Holdings
Corp. ("Qinnet Holdings"), as described below.

Qinnet entered into a merger agreement with Qinnet Holdings on January 12, 2000 (the "Merger Agreement"). Qinnet Holdings Corp. is a Washington corporation that was incorporated in June, 1999.
 The Merger Agreement contemplates the merger of Qinnet and Qinnet Holdings (the "Merger").

The Merger Agreement contemplates that Qinnet will issue one share of Qinnet common stock for each share of Qinnet Holdings common stock upon completion of the Merger. Qinnet plans to file a Form S-4 registration statement with the Securities and Exchange Commission under the Securities Act of 1933 (the "Act") in order to qualify the issue of the Qinnet common stock to the shareholders of Qinnet Holdings. The closing of the Merger will be subject to approval by the shareholders of Qinnet and Qinnet Holdings. As of May 15, 2000, there are a total of 13,109,100 shares of Qinnet Holdings outstanding. In addition, Qinnet Holdings has granted options to purchase 1,950,000 shares of its common stock at a price of $5.00 per share under Rule 701 of the Act. Accordingly, it is anticipated that Qinnet will issue a total of 13,109,100 shares of Qinnet common stock upon completion of the Merger, provided that this number will increase if any of the outstanding options of Qinnet Holdings are exercised prior to completion of the merger. Any options of Qinnet Holdings not exercised prior to the merger will survive and continue as options to purchase shares of Qinnet common stock after the merger on the same terms and conditions existing prior to the merger.

A copy of the Merger Agreement was filed as an exhibit to the Company's Form 8-K filed on April 14, 2000

AGREEMENT AND PLAN OF REORGANIZATION

Qinnet entered into an agreement and plan of reorganization with Internet Corporation of America, Inc. ("ICA") on April 13, 2000 (the "Reorganization Agreement"). Under the Reorganization Agreement, Qinnet acquired all of the issued and outstanding
shares of the common stock of ICA.   The closing under the
Reorganization Agreement consisted of a cash and stock for stock exchange in which Qinnet acquired all of the issued and outstanding common stock of ICA in exchange for the payment of $50,000 and the issuance of 50,000 shares of its common stock. As a result of this transaction, ICA became a wholly-owned subsidiary of Qinnet.

ICA was a reporting company under the Securities Exchange Act of 1934 prior to the acquisition. Upon effectiveness of the Reorganization Agreement, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Qinnet became the successor issuer to ICA for reporting purposes under the Securities Exchange Act of 1934 and has elected to report under the Act effective April 14, 2000.
The Reorganization Agreement was approved by the unanimous consent of the Board of Directors of Qinnet on April 11, 2000. The Reorganization Agreement is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Prior to the Agreement, Qinnet had 1,250,497 shares of common stock issued and outstanding. Following the Agreement, Qinnet had 1,300,497 shares of common stock outstanding.

A copy of the Reorganization Agreement was filed as an exhibit to the Company's Form 8-K filed on April 14, 2000.

BUSINESS OF QINNET HOLDINGS

The business activities of Qinnet Holdings are carried out in China by Beijing QinNet Electronic Technologies Co., Ltd.
("Qinnet Beijing"), a wholly owned subsidiary of Qinnet Holdings.
 Upon completion of the Merger, Qinnet Beijing will become a subsidiary of Qinnet.

Qinnet Holding's business plan is to acquire and establish Internet Service Providers ("ISPs") and Internet Content Providers ("ICPs") within China. The business objective of Qinnet Holdings is to provide full Internet, electronic business and electronic commerce solutions to government entities, private enterprises and individuals in the various provinces of China. The goal is to achieve exposure, critical mass and scale to the high growth potential of this huge, but largely untapped market.
 China is considered one of the fastest growing markets for the Internet in the world. Qinnet Holdings plans to assemble a management team that has significant Chinese and North American information technology and business experience in order to
implement its business plan.   Qinnet Holdings plans to develop
its "www.qinnet.com" Internet web site in connection with the expansion of its Qinnet.com business.

BUSINESS PLAN

Qinnet Holdings plans to implement its business plan in three overlapping phases through its subsidiary, Qinnet Beijing:

Phase One - Acquisition of Tjvan, Brainn and Beijing IT

Qinnet Beijing has entered into three arrangements for the acquisition of ISP and ICP businesses in China - tjvan.net (Tianjin), brainninfo.com (Shenyang) and Beijing IT Consulting (Beijing), each of which is discussed below. These three businesses are within relatively close proximity to Beijing, and are the foundation for Qinnet Holdings' expansion plans. These operations have varying strengths in ISP and ICP operations. All are characterized by founders and management who are motivated by the qinnet.com strategy, who have achieved relative success in their individual operations to-date and are located in cities which are likely to see high Internet growth. Qinnet Beijing will acquire 70% of each operation through a local JV and provide capital, technology and management skill for expansion upon completion of funding. Each of the three operations have additional management to add to Qinnet Beijing's existing Chinese management capability.

Phase Two - Business Expansion & Integration

Phase Two of the business strategy is to acquire an additional six to eight ISP and ICP business across China by mid 2000. Key target criteria for business to be acquired will be locations with large populations, Internet growth potential and good quality JV partners with strong local connections. Examples include Shanghai, Guangzhou, and Shenzhen. These areas generally are located near the coastal region, have a large number of foreign firms in operation and have a business climate characterized by strong government support. Businesses with a solid local ISP and ICP emphasis and strong, motivated management will be targeted.

Phase Two will also necessitate the integration of the acquisitions under the Qinnet Beijing umbrella. Major web sites will feature elements of commonality while ensuring local flavor and input. Qinnet Beijing should be able to benefit from technology synergies via new hardware and software upgrades. Each acquisition will operate under common business, technical and control parameters established by Qinnet Beijing to monitor performance.

Phase Three - National Rollout

Qinnet Beijing plans to continue acquisitions to truly develop a nation-wide Internet service under the qinnet.com brand name. The technical infrastructure and management systems will have been finalized during Phase Two, allowing Qinnet Beijing to focus on the rollout of a national IP network and the marketing required for subscriber growth and expansion into IP services.

Plan to Earn Revenues

Qinnet Holdings plans to generate revenues from the following:

a) Dial up and leased line access to individuals and corporate customers:
b) Content related services including web hosting, web design and on-line services.
c)    Electronic commerce services.
d)    IP telephony services.
e) Data communications services, including China nation-wide e-mail services and installation of ISDN services.

Acquisition of Tjvan.com in Tianjin

In October 1999, Qinnet Beijing and Tianjin Xiandao Information Network Co., Ltd. ("Tjvan.com") signed an agreement to establish a joint venture company, in which Qinnet Beijing owns 70% of the equity interest, to accelerate growth of Tjvan.com's existing Internet and Internet related business operations. With capital invested by Qinnet Beijing, the two have agreed to upgrade existing equipment, add more lines and strengthen marketing development to increase the current customer base of 8,300 to 20,000 within a year.

Qinnet Beijing has agreed to invest 3 million RMB ($360,000 US) to acquire a 70% equity interest in Tvan.com and to finance Tjvan.com's ISP expansion. Expansion of the partnership with China Unicom will include exclusive ISDN lines and IP Telephony distributorship in Tianjin as well as co-operating and sharing access to each others' web sites and customer base. The joint venture will allow Qinnet Beijing to lever the valuable experience of Tjvan.com for future ISP operations and acquisitions. With the capital injection, the joint venture plans to increase the number of subscribers from 8,300 to greater than 20,000 and 40,000 within two years to become the largest ISP in Tianjin. This user base in a single location will provide a solid foundation for Qinnet's growth.

As the second largest ISP in Tianjin, Tjvan.com has established a strategic alliance with China Unicom Tianjin for ISP dial-up operations. In this exclusive agreement, China Unicom provides the ISP dial-up operation with new infrastructure and DDN/ISDN lines at half price. Tjvan.com provides marketing, customer support, network management and other related business services.
 The two parties will equally share the operating profit. As of December 31, 1999, Tjvan.com had 8,300 dial-up subscribers with 50% of these being corporate users. The number of subscribers nearly tripled in 6 months. Tianjin city has an estimated 400,000 PC users with 30,000 Internet subscribers.

Acquisition of Brainninfo.com in Shenyang

Qinnet Beijing has entered into a joint venture agreement with Shenyang Brainn Information Co., Ltd. ("Braininfo.com") to establish a joint venture company to accelerate Brainninfo.com's Internet business development. Qinnet Beijing now owns a controlling 51% interest in the joint venture company, called Shenyang Qinnet-Brainn Information Technologies Company Ltd. Qinnet Beijing has the option to increase its interest to 70% if Qinnet Beijing elects to provide additional funding to the Brainninfo.com Internet business in the approximate amount of $200,000. The business plan for this joint venture is to: (1) add equipment to expand its service capacity to serve over 2,000 corporate/individual subscribers; (2) construct 50 data information stations across the City of Shenyang; and (3) jointly establish the e-book online service to become the first online book sales web site in the Liaoning Province.

Brainninfo.com is connected to Jitong (China GBNet) and comprises customer service, research & development, web design, technical support and international business staff. All key staff are university graduates with Bachelor, Masters or Ph.D. degrees. In one year Brainninfo.com developed over 20 web sites and e-commerce models including the following:

Liaoning Food Web (www.infood.org),
Liaoning Consumer Association Web (www.ln315.org.cn)
China Art & Handcraft Web (www.netdragon.com.cn)
Liaoning Education Publishers Web (www.edupress.com)
Shenyang Electronics Street Information Web (www.brainninfo.com)

The major web sites developed are Liaoning Food Web and Shenyang Electronics Street Information Web, as well as a "Web City" (under development and partially in use) which publishes the latest information on real estate in Shenyang. The Shenyang Electronics Street Information Web publishes the latest prices of computer hardware and software daily for 3,500 computer stores along the "Electronics Street" in Shenyang. Other web sites under development include job-hunting and housing information.

Brainninfo.com is currently negotiating with the largest book publishing house in the Northeast of China to establish an online book sales operation. Brainninfo.com has also developed and patented software for online bookstores which can be sold to any bookstore that wants to go on-line.

Greater Shenyang is one of the largest cities in China with a population over 10 million. It is the capital of Liaoning province, the industrial and hi-tech center of Northeast China. Greater Shenyang includes 7 large cities with over million people each located in close proximity to each other (Fushun, Fuxin, Dalian, Yingkou, Anshan, and Benxi).

Acquisition of Beijing IT Consulting Co., Ltd. in Beijing

Qinnet Beijing has acquired Beijing IT Consulting Co., Ltd. ("BITC"). BITC created two web sites a year ago. These two web sites, www.cheyou.com ("cheyou" in Chinese means "Friends of Automobiles") and www.xinxi.net ("xinxi" in Chinese means "Information"), were designed to provide services for over 1,000 registered corporate customers and receive over 20,000 page views per day in the Chinese auto industry and the general public. Since Qinnet Beijing is also headquartered in Beijing, Qinnet Beijing has merged the operations of BITC with its operations in Beijing.

PLAN OF OPERATIONS

Qinnet Holdings' plan of operations for the next twelve months is to complete the following objectives within the time period specified:

A.	Commence the installation of ISDN lines for ISP service in
Tianjin pursuant to an agreement with a joint venture partner. Under the agreement, Qinnet Beijing will participate with its partner in the ISDN project on a 50/50 basis. Qinnet Holdings anticipates spending approximately
$500,000 on installation of ISDN services over the next twelve months;

B.	Commence establishment of a China nation-wide e-mail system
based on IP telephony and accessible to users by computer, conventional telephone, cellular telephones, facsimile machines and pager devices. Qinnet Holdings anticipates spending approximately $1,800,000 on start-up costs for this e-mail system over the next twelve months;

C.	Continue to fund its existing joint venture arrangements,
including its joint venture arrangements with Tjvan.com and Braininfo.com. Qinnet Holdings anticipates spending approximately $1,000,000 on funding its existing joint venture arrangements over the next twelve months;

D.	Evaluate and complete further acquisitions of Internet
service provider businesses based in China. Qinnet Holdings anticipates spending approximately $300,000 on acquisitions over the next twelve months.

E.	Market and promote the existing ISP operations of Beijing
Qinnet and continue to market
the "Qinnet" brand name in China and abroad. Qinnet Holdings anticipates spending approximately $500,000 on marketing expenses over the next twelve months.

F.	In addition to the above expenses, Qinnet Holdings
anticipates spending approximately $800,000 on working capital over the next twelve months.

Qinnet Holdings anticipates that it will spend approximately $4,900,000 over the next twelve month period in pursuing its stated plan of operations. Of these anticipated expenditures, we anticipate that approximately $3,000,000 will be spent in the next six months. Qinnet Holdings currently has cash in the approximate amount of $4,900,000. Accordingly, Qinnet Holdings will be able to complete its stated plan of operations without additional financing over the next twelve month period.

Qinnet Holding anticipates hiring 200 additional employees over the next twelve months if Qinnet Holdings is successful in implementing its plan of operations. Of these employees, 180 are anticipated to be located in China and 20 are anticipated to be in North America. Of the Chinese employees, Qinnet Holdings anticipates that 60 would be employees with technical expertise, 100 would be employees engaged in marketing and servicing of customers and 20 would be management employees.

Qinnet Holdings may require additional equity financing if: (i) Qinnet Holdings wishes to expand or accelerate its plan of operations; (ii) the actual costs incurred in pursuing the stated plan of operations are greater than anticipated; or (iii) Qinnet Holdings is not successful in achieving revenues upon completion of the stated plan of operations. Qinnet Holdings does not have any arrangement in place for any debt or equity financing which would enable Qinnet Holdings to achieve additional financing if required. There is no assurance that Qinnet Holdings will be able to secure additional financing if additional financing is required.

The business plan of Qinnet Holdings may differ from the stated plan of operations. The board of directors of Qinnet Holdings may decide not to pursue the stated plan of operations. In addition, the Qinnet Holdings may modify the stated plan of operations if actual costs are greater than anticipated or if Qinnet Holdings secures financing in order to expand or accelerate its plan of operations.

Qinnet believes the above statements may be forward-looking statements. Actual results and the actual plan of operations may differ materially from what is stated above. Factors which may cause the actual results of Qinnet or its actual plan of operations to vary include, among other things, decisions of the board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the Internet business or general economic conditions and those other factors identified herein.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

	None

Item 2. Changes in Securities

	None

Item 3. Defaults upon Senior Securities

	None

Item 4. Submission of Matters to a Vote of Security Holders

	None

Item 5. Other Information

Appointment of New Directors

Mr. Paul Schwartz and Mr. Lynn Paterson were appointed to the board of directors of the Company on May 8, 2000. The Company's board of directors is presently comprised of Mr. Weiguo Lang, Mr.
Scott Houghton, Mr. Schwartz and Mr. Paterson.

Mr. Lynn Paterson was a senior executive with B.C. Telecom ("B.C.
Tel) until his retirement in 1995. Mr. Paterson was the president and chief operating officer of B.C. Tel when he retired in 1995. Mr. Paterson worked for 31 years with B.C. Tel in many senior management and executive positions, including the position of executive vice-president of diversified operations from 1987 to 1990. Mr. Paterson was appointed chief operating officer of B.C. Tel in 1990 and was appointed president in 1995.

Mr. Schwartz has ten years of experience as a stock broker and in investment banking. Mr. Schwartz has held vice-president of investment positions with Josephthal Lyon and Ross, Spencer Trask and Thomas James. Mr. Schwartz has been senior vice-president of new business development for Turbodyne Technologies Inc. since 1998. Turbodyne Technologies is an automotive component manufacturing company in California. Mr. Schwartz is responsible for creating strategic alliances with industry leading companies in the automotive components industry.

Stock Option Plan

The board of directors approved the Company's stock option plan on March 31, 2000. The maximum aggregate number of shares of the Company's common stock that may be optioned under the stock option plan is 187,500 shares. This maximum aggregate number of shares of the

Company's common stock that may be optioned and sold under the stock option plan will be increased effective the first day of each of the Company's fiscal quarters, beginning with the fiscal quarter commencing June 30, 2000, by an amount equal to the lesser of:

(1)	The number of shares which is equal to 15% of the
outstanding shares of the common stock on the first day of the applicable fiscal quarter, less the number of shares of common stock which may be optioned and sold under the plan prior to the first day of the applicable fiscal quarter; and

(2)	a lesser number of shares of common stock determined by
the board of directors of the Company.

The Company granted options to purchase a total of 187,500 shares of the Company's common stock at a price of $10.00 per share on April 17, 2000. The options were granted to employees of the Company. The options are exercisable for a three year period expiring April 17, 2003 and are fully vested. The Company has cancelled the previously granted options to purchase a total of 187,500 shares at a price of $13.00 per share.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS

27.1	Financial Data Schedule

REPORTS ON FORM 8-K

Current Report on Form 8-K filed April 14, 2000

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

QINNET.COM, INC.

Date:   May 18, 2000


	/s/ Weiguo Lang
By:  _____________________________________
     WEIGUO LANG, Director
     President and Chief Executive Officer