Form 10QSB
period 2000-06-30
QINNET COM INC
filed 2000-08-21
CIK 1100891

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2000

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period                 to


      Commission File Number		0-28659
                             -----------------

                          QINNET.COM, INC.
 ----------------------------------------------------------------
 (Exact name of small Business Issuer as specified in its charter)

Delaware                                 75-2610514
-------------------------------          --------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


450 North Brand Boulevard, 6th Floor
Glendale, CA                             91203
------------------------------------     -----

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:	   (818) 291-6250
                                                ---------------------


                                 None
      -------------------------------------------------------
      (Former name, former address and former fiscal year, if
                      changed since last report)


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,300,497 Shares of $0.00001 par value Common Stock outstanding as of August 4, 2000.

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                      PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                            Qinnet.com, Inc.
                     (a development stage company)
                      Consolidated Balance Sheets
                         June 30, 2000 and 1999

                              (Unaudited)

                                                    June 30,      June 30,
                                                       2000          1999
                                                  ----------    ----------
Assets
   Cash on hand and in bank                       $   10,842    $        -
                                                  ----------    ----------
Liabilities
   Due to controlling shareholder                 $   10,879    $        -
                                                  ----------    ----------
Stockholders' Equity
   Common stock - $0.00001 par value.  50,000,000
     shares authorized.  1,300,497 and 1,250,497
       shares issued and outstanding, respectively        13            13
   Additional paid-in capital                        333,147        50,147
   Contributed capital                                 5,358         5,358
   Accumulated deficit                              (338,555)       (5,518)
                                                  ----------    ----------
                                                         (37)       50,000
Stock subscription receivable                              -       (50,000)
                                                  ----------    ----------
Total stockholders' equity                               (37)            -
                                                  ----------    ----------
Total Liabilities and Stockholders' Equity        $   10,842    $        -
                                                  ==========    ==========

The financial information presented herein has been prepared by management
without audit by independent certified public accountants.                  3
The accompanying notes are an integral part of these financial statements.

                           Qinnet.com, Inc.
                     (a development stage company)
       Consolidated Statements of Operations and Comprehensive Income
              Six and Three months ended June 30, 2000 and 1999

                              (Unaudited)


                                   Six       Six        Three        Three
                                   months    months     months      months
                                   ended     ended      ended        ended
                                   June 30,  June 30,   June 30,   June 30,
                                   2000      1999       2000          1999
                                   -------   --------   --------   --------
Revenues                        $        - $        - $        - $       -
                                 ---------  ---------  --------- ---------
Expenses
  General and administrative
    expenses                           139          -        139         -
  Reorganization expenses          333,000          -    333,000         -
                                 ---------  ---------  --------- ---------
     Total operating expenses      333,139          -    333,139         -
                                 ---------  ---------  --------- ---------
Loss from operations              (333,139)         -   (333,139)        -

Other income (expense)
  Interest income                      180          -        180         -
  Foreign currency translation
    Loss                               (78)         -        (78)        -
                                 ---------  ---------  --------- ---------
Loss before provision for
  income taxes                    (333,037)         -   (333,037)        -

Provision for income taxes               -          -          -         -
                                 ---------  ---------  --------- ---------
Net Loss                          (333,037)         -   (333,037)        -

Other comprehensive income               -          -          -         -
                                 ---------  ---------  --------- ---------
Comprehensive Loss              $ (333,037)$        - $ (333,037)$       -
                                 =========  =========  ========= =========
Net loss per weighted-average
  Share of common stock
  outstanding, calculated on
  net loss-basic and fully
  diluted                           $(0.26)       nil     $(0.26)      nil
                                 =========  =========  ========= =========
Weighted-average number
  of common stock shares
  outstanding - basic and
  fully diluted                  1,272,201  1,250,248  1,293,905 1,250,498
                                 =========  =========  ========= =========

The financial information presented herein has been prepared by management
without audit by independent certified public accountants.                  4
The accompanying notes are an integral part of these financial statements.

                              Qinnet.com, Inc.
                       (a development stage company)
                   Consolidated Statements of Cash Flows
                   Six months ended June 30, 2000 and 1999

                                 (Unaudited)

                                                 Six months    Six months
                                                      ended         ended
                                                    June 30,      June 30,
                                                       2000          1999
                                                  ----------    ----------

Cash flows from operating activities
  Net loss for the period                        $  (333,037) $          -
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities
      Common stock issued for
        reorganization costs                         333,000             -
                                                  ----------    ----------

Net cash used in operating activities                    (37)            -
                                                  ----------    ----------
Cash flows from investing activities
  Cash paid for acquisition of
  Internet Corporation of America, Inc.              (50,000)            -
                                                  ----------    ----------

Cash flows from financing activities
  Cash collected on stock subscription receivable     50,000             -
  Cash advanced by controlling shareholder            10,879             -
                                                  ----------    ----------
  Proceeds from sale of common stock                  60,879             -
                                                  ----------    ----------

Increase (decrease) in cash                           10,842             -

Cash at beginning of period                                -             -
                                                  ----------    ----------
Cash at end of period                            $    10,842  $          -
                                                  ==========    ==========


Supplemental Disclosures of Interest
  and Income Taxes Paid
    Interest paid                                $         -  $          -
                                                  ==========    ==========
    Income taxes paid (refunded), net            $         -  $          -
                                                  ==========    ==========



The financial information presented herein has been prepared by management
without audit by independent certified public accountants.                  5
The accompanying notes are an integral part of these financial statements.

                           Qinnet.com, Inc.
                    (a development stage company)

            Notes to Consolidated Financial Statements


Note A - Basis of Presentation and Background

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

The Company has no assets or business operations through June 30, 2000. Accordingly, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $338,500. Accordingly, the Company is fully dependent upon management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

On April 13, 2000, the Company purchased 100.0% of the issued and outstanding shares of Internet Corporation of America, Inc. for $50,000 cash and 50,000 shares of restricted, unregistered common stock. This change in control of Internet Corporation of America, Inc. occurred in conjunction with closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between the Internet Corporation of America, Inc. and the Company. As a result of this transaction, Internet Corporation of America, Inc. became a wholly-owned subsidiary of the Company.

The Reorganization was approved by the unanimous consent of the Board of Directors of the Company on March 11, 2000. The Reorganization is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

                          Qinnet.com, Inc.
                   (a development stage company)

        Notes to Consolidated Financial Statements - Continued

Note A - Basis of Presentation and Background - Continued

Upon effectiveness of the Reorganization Agreement, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company became the successor issuer to Internet Corporation of America, Inc. for reporting purposes under the Securities Exchange Act of 1934
(Act) and elected to report under the Act, effective March 21, 2000. A copy of the Reorganization Agreement is filed as an exhibit to a Form 8-K filed on April 14, 2000.

The accompanying financial statements present the consolidated financial condition, operations and cash flows of Qinnet.com, Inc. and its wholly-owned subsidiary, Internet Corporation of America, from April 14, 2000, the date of its acquitision. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are collectively referred to as the "Company".

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 8-K as filed with the U. S. Securities and Exchange Commission on April 14, 2000. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained the Exhibits for Form 8-K as filed on April 14, 2000 when reviewing the interim financial results presented herein.

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

                       Qinnet.com, Inc.
                (a development stage company)

   Notes to Consolidated Financial Statements - Continued

NOTE B - Summary of Significant Accounting Policies

1.	Cash and cash equivalents
-------------------------------

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Reorganization costs
--------------------------

The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the acquisition of Internet Corporation of America, Inc. were charged to operations as incurred.

3.	Income taxes
------------------

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

3.	Income taxes - continued
------------------------------

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                       Qinnet.com, Inc.
                (a development stage company)
      Notes to Consolidated Financial Statements - Continued

4.	Loss per share
--------------------

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
(loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999 and 1998, the Company had no warrants and options outstanding which could be deemed to be dilutive.

Note C - Related Party Transactions

For the period May 31, 1989 (date of inception) through September
30, 1992, DRHC provided office space and management services to the Company for a fee of $100 per month. Total expenses under this arrangement aggregated $4,000 for the total period.

Note D - Common Stock Transactions

On June 27, 1996, the Company's Board of Directors approved and
effected a one for seven reverse stock split.   Further, on July
29, 1999, the Company's Board of Directors approved and effected a one for eight reverse stock split. All issued and outstanding share and per share amounts reflect the cumulative effect of both reverse splits as of the first day of the first period presented.

On November 27, 1996, the Company executed a Stock Purchase Agreement (Agreement) with Telespace, Ltd., a privately-owned corporation. The Agreement calls for Telespace, Ltd. to pay$50,000 for approximately 7,714,000 pre-reverse split shares of restricted, unregistered common stock to be utilized in facilitating a proposed reverse merger with a privately owned corporation. The use of the proceeds is intended to pay for various reorganization, recapitalization and other fees and expenses related to the change in ownership control and proposed acquisition transaction. This amount was satisfied in full on December 31, 1999

On April 13, 2000, the Company purchased 100.0% of the issued and outstanding shares of Internet Corporation of America, Inc. for $50,000 cash and 50,000 shares of restricted, unregistered common stock. This change in control of Internet Corporation of America, Inc. occurred in conjunction with closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between the Internet Corporation of America, Inc. and the Company. As a result of this transaction, Internet Corporation of America, Inc. became a wholly-owned subsidiary of the Company. The stock issued in this transaction was valued at approximately $283,000, which approximates the "fair value" of the shares issued based upon the average quoted closing price of the Company's common stock on April 14 and April 17, 2000, respectively. The total cost of acquiring Internet Corporation of America, Inc. was valued at approximately $333,000 which was charged to operations as "reorganization expense"

                          Qinnet.com, Inc.
                    (a development stage company)

        Notes to Consolidated Financial Statements - Continued

NOTE E - Merger Transactions

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

As of June 30, 2000, the Company has an agreement in principle to merge with Qinnet Holdings Corp. (a Washington State corporation), a privately-owned corporation controlled by the Company's controlling shareholder. As of this date, the proposed merger has not been completed. Due to common control and ownership of the two merging corporations, this transaction will be accounted for on an "as-if-pooled" basis in accordance with Interpretation #39 of Accounting Principles Board Opinion #16 whereby the combined financial statements of the merged entities will become the historical financial statements of the Company. In anticipation of this merger transaction, the Company changed its corporate name to Qinnet.com, Inc. on December 14, 1999.

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

The Merger Agreement contemplates that Qinnet will issue one share of Qinnet common stock for each share of Qinnet Holdings common stock upon completion of the Merger. Qinnet plans to file a Form S-4 registration statement with the Securities and Exchange Commission under the Securities Act of 1933 (the "Act") in order to qualify the issue of the Qinnet common stock to the shareholders of Qinnet Holdings. The closing of the Merger will be subject to approval by the shareholders of Qinnet and Qinnet Holdings. As of August 4, 2000, there are a total of 13,109,100 shares of Qinnet Holdings outstanding. In addition, Qinnet Holdings has granted options to purchase 1,950,000 shares of its common stock at a price of $5.00 per share under Rule 701 of the Act. Accordingly, it is anticipated that Qinnet will issue a total of 13,109,100 shares of Qinnet common stock upon completion of the Merger, provided that this number will increase if any of the outstanding options of Qinnet Holdings are exercised prior to completion of the merger. Any options of Qinnet Holdings not exercised prior to the merger will survive and continue as options to purchase shares of Qinnet common stock after the merger on the same terms and conditions existing prior to the merger.

Qinnet Holdings is presently preparing the audited financial statements which will be necessary to complete the filing of the Form S-4 registration statement. The Company is not able to proceed with the filing of the Form S-4 registration statement or completion of the Merger until such time as audited financial statements for Qinnet Holdings have been finalized. The auditors for Qinnet Holdings have requested certain legal opinions regarding the corporate organization of Qinnet Holdings and its subsidiaries in China. Qinnet Holdings is working with its legal counsel in China in order to finalize the required legal opinions.

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

Qinnet Holding's business plan is to become a leading Internet Technology Provider (ITP) to Chinese companies and businesses in the fields of electronic commerce, Internet Service Providers ("ISPs") and Internet Content Providers ("ICPs") across China. The business objective of Qinnet Holdings is to provide full Internet, electronic business and electronic commerce solutions to government entities, private enterprises and individuals in the various provinces of China. The goal is to achieve exposure, critical mass and scale to the high growth potential of this huge, but largely untapped market. China is considered one of the fastest growing markets for the Internet in the world. Qinnet Holdings plans to assemble a management team that has significant Chinese and North American information technology and business
experience in order to implement its business plan.   Qinnet
Holdings plans to develop its "www.qinnet.com" Internet web site in connection with the expansion of its Qinnet.com business.

BUSINESS PLAN

Qinnet Holdings plans to implement its business plan in overlapping phases through its subsidiary, Qinnet Beijing:

Acquisition of Tjvan, Brainn and Beijing IT

Qinnet Beijing has completed three acquisitions of ISP and ICP businesses in China - tjvan.net (Tianjin), brainninfo.com (Shenyang) and Beijing IT Consulting (Beijing), each of which is discussed below. These three businesses are within relatively close proximity to Beijing, and are the foundation for Qinnet
Holdings' expansion plans. These operations have varying strengths as ITP, ISP and ICP operations. All are characterized by founders and management who are motivated by the qinnet.com strategy, who have achieved relative success in their individual operations to-date and are located in cities which are likely to see high Internet growth. Qinnet Beijing has acquired 70% of each operation through a local JV and is providing capital, technology and management skill for expansion. Each of the three operations has additional management to add to Qinnet Beijing's existing Chinese management capability.

Business Expansion & Integration

The business expansion strategy is to leverage our existing resources within China to identify additional business opportunities across the country. The rapid development of the Internet has created various technology needs in many areas. The Company plans on targeting small to medium sized businesses located in areas with large populations and large Internet growth potentials. The company plans on providing Internet technology to these enterprises in the form of web site design, web hosting and business to business e-commerce solutions. Additionally, the Company will seek to identify additional good quality JV partners with strong local connections. Examples include Shanghai, Guangzhou, and Shenzhen. These areas generally are located near the coastal region, have a large number of foreign firms in operation and have a business climate characterized by strong government support. Businesses with a solid local ISP and ICP emphasis and strong, motivated management will be targeted.

This phase of business expansion and integration will also necessitate the integration of the acquisitions under the Qinnet
Beijing umbrella. Major web sites will feature elements of commonality while ensuring local flavor and input. Qinnet Beijing should be able to benefit from technology synergies via new hardware and software upgrades. Each acquisition will operate under common business, technical and control parameters established by Qinnet Beijing to monitor performance.

Plan to Earn Revenues

Qinnet Holdings plans to generate revenues from the following:

a) Content related services including web hosting, web design and on-line services.
b)    IP telephony services.
c)    Electronic Book Publishing, on-line book sales via JV and new
      E-Book web site.
d)    Electronic commerce services.
e) Data communications services, including China nation-wide e-mail services and installation of ISDN services.
f) Dial up and leased line access to individuals and corporate customers:

Acquisition of Tjvan.com in Tianjin

	In October 1999, Qinnet Beijing and Tianjin Xiandao Information Network Co., Ltd. ("Tjvan.com") signed an agreement to establish a joint venture company, in which Qinnet

Beijing owns 70% of the
equity interest, to accelerate growth of Tjvan.com's existing Internet and Internet related business operations. With capital invested by Qinnet Beijing, the two have agreed to upgrade existing equipment, add more lines and strengthen marketing development to increase the current customer base of 12,000 to 20,000 within a year.

Qinnet Beijing has invested 3 million RMB ($360,000 US) to acquire a 70% equity interest in Tvan.com and to finance Tjvan.com's ISP expansion. Expansion of the partnership with China Unicom will include exclusive ISDN lines and IP Telephony distributorship in Tianjin as well as co-operating and sharing access to each other's web sites and customer base. The joint venture will allow Qinnet Beijing to lever the valuable experience of Tjvan.com for future ISP operations and acquisitions. With the capital injection, the joint venture plans to increase the number of subscribers from 12,000 to greater than 20,000 and 40,000 within two years to become the largest ISP in Tianjin. This user base in a single location will provide a solid foundation for Qinnet's growth.

As the second largest ISP in Tianjin, Tjvan.com has established a strategic alliance with China Unicom Tianjin for ISP dial-up operations. In this exclusive agreement, China Unicom provides the ISP dial-up operation with new infrastructure and DDN/ISDN lines at half price. Tjvan.com provides marketing, customer support, network management and other related business services.
 The two parties will equally share the operating profit. As of December 31, 1999, Tjvan.com had 8,300 dial-up subscribers with 50% of these being corporate users. The number of subscribers nearly tripled in 6 months. As of August 1, 2000 the number of subscribers had increase to over 12,000. Tianjin city has an estimated 400,000 PC users with 30,000 Internet subscribers.

	Acquisition of Brainninfo.com in Shenyang

Qinnet Beijing has entered into a joint venture agreement with Shenyang Brainn Information Co., Ltd. ("Braininfo.com") and has established a joint venture company to accelerate Brainninfo.com's Internet business development. Qinnet Beijing now owns a controlling 51% interest in the joint venture company, called Shenyang Qinnet-Brainn Information Technologies Company Ltd. Qinnet Beijing has the option to increase its interest to 70% if Qinnet Beijing elects to provide additional funding to the Brainninfo.com Internet business in the approximate amount of $200,000. The business plan for this joint venture is to: (1) jointly establish the e-book online service to become the first online book sales web site in the Liaoning Province, (2) add equipment to expand its service capacity to serve over 2,000 corporate/individual subscribers; (3) construct 50 data information stations across the City of Shenyang.

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

Through the assistance of Brainninfo.com, Qinnet.Com has completed negotiation and entered into a joint venture with Liaoning Educational Press the largest book publishing house in the Northeast of China. This joint venture will establish the first and only Electronic book publishing business in China and will create an online book sales operation. Brainninfo.com has also developed and patented software for e-commerce solutions to establish online bookstores which can be sold to any bookstore that wants to go on-line.

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

Acquisition of Beijing IT Consulting Co., Ltd. in Beijing

Qinnet Beijing has acquired Beijing IT Consulting Co., Ltd. ("BITC"). BITC created two web sites a year ago. These two web sites, www.cheyou.com ("cheyou" in Chinese means "Friends of Automobiles") and www.xinxi.net ("xinxi" in Chinese means "Information"), were designed to provide services for over 1,000 registered corporate customers and receive over 20,000 page views per day in the Chinese auto industry and the general public.
BITC is in the process of completing a software module program that will allow small to medium sized businesses to establish web sites in a cost effective and swift fashion and allow them to build their own e-commerce business. BTIC will commence marketing and sales efforts for this web site design service in the fourth quarter of 2000. BTIC will also provide hosting service to this client base. It is anticipated that each customer will retain BTIC for future web design and hosting work as their business mature through the Internet. Since Qinnet Beijing is also headquartered in Beijing, Qinnet Beijing has merged the operations of BITC with its operations in Beijing.

Beijing Qinnet has entered into a joint venture with NetTop. NetTop is an IP Internet technology company. NetTop manages data traffic "voice and data transmission" between North America and Asia to China. This joint venture is named QinTop. Beijing Qinnet has invested 2,000,000 RMB to this project to date. QinTop's business will be the expansion of IP services to China.
 Total funding to date has been 2,000,000 RMB. The company anticipated significant revenues and operating profits to begin over the next 6 -12 months.

PLAN OF OPERATIONS

Qinnet Holdings' plan of operations for the next twelve months is to complete the following objectives within the time period specified:

A. Commencement of hardware purchasing for the QinTop IP data transmission network between North America, Asia and China.
 The Company plans to purchase hardware from major manufacturers such as CISCO. The projected initial hardware, software and communications lines costs are up to $500,000.

B. Establish web site and e-publishing business operations through the joint venture with Liaoning Educational Press.
Total expenditures are under evaluation. It is anticipated that significant levels of capital investment will be required for these operations.

C. Commence the installation of ISDN lines for ISP service in Tianjin pursuant to an agreement with a joint venture partner. Under the agreement, Qinnet Beijing will participate with its partner in the ISDN project on a 50/50 basis. Qinnet Holdings anticipates spending approximately
$500,000 on installation of ISDN services over the next twelve months;

D. Commence establishment of a China nation-wide e-mail system based on IP telephony and accessible to users by computer, conventional telephone, cellular telephones, facsimile machines and pager devices. Qinnet Holdings anticipates spending approximately $1,800,000 on start-up costs for this e-mail system over the next twelve months;

E. Continue to fund its existing joint venture arrangements, including its joint venture arrangements with Tjvan.com and Braininfo.com. Qinnet Holdings anticipates spending approximately $1,000,000 on funding its existing joint venture arrangements over the next twelve months;

F.    Evaluate and complete further acquisitions of Internet
Technology provider businesses based in China. Qinnet
Holdings anticipates spending approximately $300,000 on acquisitions over the next twelve months.

G. In addition to the above expenses, Qinnet Holdings anticipates spending approximately $800,000 on working capital over the next twelve months.

Qinnet Holdings anticipates that it will spend approximately $5,100,000 over the next twelve month period in pursuing its stated plan of operations. Of these anticipated expenditures, we anticipate that approximately $2,000,000 will be spent in the next six months. Qinnet Holdings currently has cash in the approximate amount of $2,580,000. Accordingly, Qinnet Holdings will be able to complete its stated plan of operations without additional financing over the next six month period.

Qinnet Holding currently employs over 100 people in its operations and anticipates hiring 200 additional employees over the next twelve months if Qinnet Holdings is successful in implementing its plan of operations. Of these employees, 180 are anticipated to be located in China and 20 are anticipated to be in North America. Of the Chinese employees, Qinnet Holdings anticipates that 60 would be employees with technical expertise, 100 would be employees engaged in marketing and servicing of customers and 20 would be management employees.

Qinnet Holdings will require additional equity financing to complete its objectives. The Company will plan its expenditures around its capital resources in order to maintain its operations:
(i) Qinnet Holdings wishes to expand or accelerate its plan of operations; (ii) the actual costs incurred in pursuing the stated plan of operations are greater than anticipated; or (iii) Qinnet Holdings is not successful in achieving revenues upon completion of the stated plan of operations. Qinnet Holdings does not have any arrangement in place for any debt or equity financing which would enable Qinnet Holdings to achieve additional financing if required. However, the Company is seeking the appropriate investment banking relationships to assist in the funding process and is currently in discussions with several major investment organizations regarding the companies capital needs. There is no assurance that Qinnet Holdings will be able to secure additional financing if additional financing is required.

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

	None

Item 5. Other Information

	None

Item 6. Exhibits and Reports on Form 8-K.


EXHIBITS

27.1	Financial Data Schedule


REPORTS ON FORM 8-K

Current Report on Form 8-K filed April 14, 2000

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

QINNET.COM, INC.

Date:   August 18, 2000


By: /s/ Paul Schwartz
    -----------------
    PAUL SCHWARTZ, Director