Form 10QSB
period 2000-09-30
QINNET COM INC
filed 2000-11-14
CIK 1100891

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2000

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period                to
                                ---------------


      Commission File Number      0-28659
                             ------------------

                         QINNET.COM, INC.
  -----------------------------------------------------------------
  (Exact name of small Business Issuer as specified in its charter)

Delaware                                    75-2610514
-------------------------------             ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


450 North Brand Boulevard, 6th Floor
Glendale, CA                                91203
------------------------------------        -----
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code: (818) 291-6250


                                None
       ----------------------------------------------------
       (Former name, former address and former fiscal year,
                   if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days [ ] Yes    [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,300,497 Shares of $0.00001 par value Common Stock outstanding as of November 6, 2000.

                    PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                        QINNET.COM, INC.
                 (a development stage company)
                  CONSOLIDATED BALANCE SHEETS
                  September 30, 2000 AND 1999
                          (Unaudited)


                                          September 30,     September 30,
                                              2000              1999
                                          -------------     -------------
ASSETS
Current Asset
  Cash on hand and in bank                $       7,388     $           -
  Investment in Joint Venture  (Note 5)         280,000                 -
                                          -------------     -------------
Total Assets                              $     287,388     $           -
                                          =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Other
    Accrued Liabilities                   $       6,294     $           -
                                          -------------     -------------

Amount due to related companies  (Note 6)       298,190                 -

Stockholders' Equity
  Common Stock : $0.00001 Par Value
    Authorized : 50,000,000
    Issued and Outstanding :
      1,300,497 (1999: 1,250,248)                    13                13
  Additional Paid In Capital                    333,147            50,147
  Contributed Capital                             5,358             5,358
  Accumulated Deficit                          (355,614)           (5,518)
                                          -------------     -------------
                                                (17,096)           50,000
  Stock Subscription Receivable                       -           (50,000)
                                          -------------     -------------
Total Stockholders' Equity                      (17,096)                -
                                          -------------     -------------
Total Liabilities and
  Stockholders' Equity                    $     287,388     $           -
                                          =============     =============


The financial information presented herein has been prepared by management without
            audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements

                             QINNET.COM, INC.
                      (a development stage company)
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           Nine and Three Months Ended September 30, 2000 AND 1999
                               (Unaudited)


                                   Nine      Nine       Three          Three
                                   months    months     months        months
                                   ended     ended      ended          ended
                                   September September  September  September
                                   30, 2000  30, 1999   30, 2000    30, 1999
----------------------------------------------------------------------------
Revenue                         $        - $         - $        - $        -
                                ---------- ----------- ---------- ----------
Expenses
  General and administrative
    expenses                        16,504           -     16,365          -
  Reorganization expenses          333,000           -          -          -
                                ---------- ----------- ---------- ----------
  Total operating expenses         349,504           -     16,365          -
                                ---------- ----------- ---------- ----------

Loss from Operations              (349,504)          -    (16,365)         -

Other Income (Expense)
   Interest income                     180           -          -          -
   Interest expense                   (188)          -       (188)         -
   Foreign currency
     translation loss                 (584)          -       (506)         -
                                ---------- ----------- ---------- ----------
Loss before Provision
  for Income Taxes                (350,096)          -    (17,059)         -
Provision for Income Taxes               -           -          -          -
                                ---------- ----------- ---------- ----------
Net Loss                          (350,096)          -    (17,059)         -
Other Comprehensive Income               -           -          -          -
                                ---------- ----------- ---------- ----------
Comprehensive Loss              $ (350,096)$         - $  (17,059)$        -
                                ========== =========== ========== ==========

Net loss per weighted-
  average share of common
  stock outstanding,
  calculated on net loss -
  basic and fully diluted       $    (0.27)$         - $   (0.01) $        -
                                ========== =========== ========== ==========
Weighted-average number
  of common shares outstanding
  - basic and fully diluted      1,281,702   1,250,248  1,300,497  1,250,248
                                ========== =========== ========== ==========

        The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

                          QINNET.COM, INC.
                   (a development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended September 30, 2000 AND 1999
                           (Unaudited)


                                              Nine months     Nine months
                                                 ended          ended
                                              September 30,   September 30,
                                                 2000           1999
---------------------------------------------------------------------------
Cash flows from operating activities
  Net loss for the period                     $   (350,096)   $           -
  Adjustments to reconcile net loss
    to net cash
   Provided by (Used in) operating activities
   Reorganization costs                            333,000                -
   Changes in assets and liabilities
     Increase in accounts payable                    6,294                -
                                              ------------     ------------
  Net cash provided by (used in)
    operating activities                           (10,802)               -
                                              ------------     ------------
Cash flows from investing activities
  Cash paid for acquisition of Internet
    Corporation of America, Inc.                   (50,000)               -
  Investment in Joint Venture                     (280,000)               -
                                              ------------     ------------
  Net cash flows used in investing activities     (330,000)               -
                                              ------------     ------------
Cash flows from financing activities
  Advanced by related companies                    298,190                -
                                              ------------     ------------
  Net cash flows provided by (used in)
    financing activities                           298,190                -

Increase (Decrease) in cash                        (42,612)               -
                                              ------------     ------------
Cash at beginning of period                         50,000                -
                                              ------------     ------------
Cash at end of period                         $      7,388     $          -
                                              ============     ============

Supplemental Disclosures :
Cash paid for :
  Interest                                    $        188     $          -
  Income taxes                                           -                -
Noncash Investing and Financing :
  Common stock issued for reorganization cost $    283,000     $          -



        The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements

                          Qinnet.com, Inc.
                   (a development stage company)

            Notes to the Consolidated Financial Statements
                      September 30, 2000 and 1999

Note 1 - Basis of Presentation and Background

The accompanying financial statements present the consolidated financial condition, operations and cash flows of Qinnet.com, Inc. and its wholly owned subsidiary, Internet Corporation of America, from April 14, 2000, the date of its acquisition. All significant inter-company transactions have been eliminated in consolidation. The consolidated entities are collectively referred to as the "Company".

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results that ultimately will be reported for the full fiscal year ending December 31, 2000.

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

The Company has no major business operations through September 30, 2000. Accordingly, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of $355,614. Accordingly, the Company is fully dependent upon management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

On April 13, 2000, the Company purchased 100% of the issued and outstanding shares of Internet Corporation of America, Inc. for $50,000 cash and 50,000 shares of restricted, unregistered common stock. This change in control of Internet Corporation of America, Inc. occurred in conjunction with closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between the Internet Corporation of America, Inc. and the Company. As a result of this transaction, Internet Corporation of America, Inc. became a wholly owned subsidiary of the Company.

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

NOTE 2 - Summary of Significant Accounting Policies

1.    Cash and cash equivalents
      -------------------------

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.    Reorganization costs
      --------------------

The Company has adopted the provisions of AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities? whereby all organization and initial costs incurred with the acquisition of Internet Corporation of America, Inc. were charged to operations as incurred.

3.    Income taxes
      ------------

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes.

Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.    Loss per share
      --------------

Due to the loss for the three-month and nine-month periods ended September 30, 2000, the effect of outstanding options was not included as the effect would be anti-dilutive.

As of September 30, 1999, the Company had no warrants or options outstanding that could be deemed to be dilutive to the loss per share.


Note 3 - Common Stock Transactions

On April 13, 2000, the Company purchased 100% of the issued and outstanding shares of Internet Corporation of America, Inc. for $50,000 cash and 50,000 shares of restricted, unregistered common stock. This change in control of Internet Corporation of America, Inc. occurred in conjunction with closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between the Internet Corporation of America, Inc. and the Company. As a result of this transaction, Internet
Corporation of America, Inc. became a wholly owned subsidiary of the Company. The stock issued in this transaction was valued at approximately $283,000, which approximates the "fair value" of the shares issued based upon the average quoted closing price of the Company's common stock on April 14 and April 17, 2000, respectively. The total cost of acquiring Internet Corporation of America, Inc. was valued at approximately $333,000 and was charged to operations as "reorganization expense".


NOTE 4 - Merger Transactions

The Company has an agreement effective from January 12, 2000 to merge with Qinnet Holdings Corp. (a Washington State corporation), a privately owned corporation controlled by the Company?s controlling shareholder. As of this date, the proposed merger has not been completed. Due to common control and ownership of the two merging corporations, this transaction will be accounted for on an "as-if-pooled" basis in accordance with Interpretation #39 of Accounting Principles Board Opinion #16 whereby the combined financial statements of the merged entities will become the historical financial statements of the Company. In anticipation of this merger transaction, the Company changed its corporate name to Qinnet.com, Inc. on December 14, 1999.


NOTE 5 - Investment in Joint Venture

The Company entered into a joint venture agreement effective from August 18, 2000 for electronic publishing of books for the Chinese market with Liaoning Publishing Group, a publisher located in the Province of Liaoning of the People of Republic of China ("PRC"). Under the terms of agreement, the parties will invest $5,000,000 to establish a joint venture company called Liaoning Qinnet E-book Technologies Co. Ltd. under the enterprise laws of the PRC. The Company will contribute $3,000,000 to own 60% of the joint venture company. The joint venture will be for an initial term of 20 years and becomes effective upon the approval of the PRC government authorities. As of September 30, 2000, the Company has contributed $280,000 to the joint venture as its initial start-up capital.


NOTE 6 - Amount Due To Related Companies

The amount was an advance from Qinnet Holdings Corp. and its subsidiary company. The amount is unsecured, interest-free and do not have specific repayment terms.


NOTE 7 - Stock Option Plan

In September 2000, the Company adopted a Stock Option Plan to provide options to purchase common shares of the Company for its employees, officers and directors. The options granted pursuant to the Stock Option Plan are exercisable at a price of $10.00. The maximum number of shares of common stock reserved for issuance under the Stock Option Plan is 260,000 shares and the current options outstanding as at September 30, 2000 is 212,500.

Information regarding the Company's stock options is as follows :


                                      Number of shares       Exercise price
                                      ----------------       --------------

Outstanding at December 31, 1999                     -                    -
Granted in September 2000                      212,500               $10.00
                                      ----------------
Outdtanding at September 30, 2000              212,500
                                      ================

The following table summarizes information concerning options outstanding as at September 30, 2000 :

Number         Exercise price             Expiry date
------         --------------             -----------

187,500        $10.00                     April 17, 2005

25,000          10.00                     September 20, 2005


On October 12, 2000, 2,500 stock options granted with expiry date on April 17, 2005 were cancelled. 50,000 additional stock options were granted on the same day with expiry date on October 12, 2005.

Item 2. Management's Discussion and Analysis or Plan of
Operations

MERGER AGREEMENT WITH QINNET HOLDINGS

Qinnet entered into a merger agreement with Qinnet Holdings on January 12, 2000 (the "Merger Agreement"). Qinnet Holdings Corp. is a Washington corporation that was incorporated in June, 1999.
 The Merger Agreement contemplates the merger of Qinnet and Qinnet Holdings (the "Merger").

The Merger Agreement contemplates that Qinnet will issue one share of Qinnet common stock for each share of Qinnet Holdings common stock upon completion of the Merger. Qinnet plans to file a Form S-4 registration statement with the Securities and Exchange Commission under the Securities Act of 1933 (the "Act") in order to qualify the issue of the Qinnet common stock to the shareholders of Qinnet Holdings. The closing of the Merger will be subject to approval by the shareholders of Qinnet and Qinnet Holdings. As of November 6, 2000, there are a total of 13,038,100 shares of Qinnet Holdings outstanding. In addition, Qinnet Holdings has granted options to purchase 1,950,000 shares of its common stock at a price of $5.00 per share under Rule 701 of the Act. Accordingly, it is anticipated that Qinnet will issue a total of 13,038,100 shares of Qinnet common stock upon completion of the Merger, provided that this number will increase if any of the outstanding options of Qinnet Holdings are exercised prior to completion of the merger. Any options of Qinnet Holdings not exercised prior to the merger will survive and continue as options to purchase shares of Qinnet common stock after the merger on the same terms and conditions existing prior to the merger.

Qinnet Holdings is presently preparing the audited financial statements that will be necessary to complete the filing of the Form S-4 registration statement. The Company is not able to proceed with the filing of the Form S-4 registration statement or completion of the Merger until such time as audited financial statements for Qinnet Holdings have been finalized.

A copy of the Merger Agreement was filed as an exhibit to the Company's Form 8-K filed on April 14, 2000

PLAN OF OPERATIONS OF THE COMPANY

The Company's plans to complete the Merger with Qinnet Holdings and pursue the development of the business of Qinnet Holdings once the Merger is complete. Accordingly, the plan of operations of Qinnet Holdings is presented below. The Company anticipates that it will spend approximately $100,000 in legal, accounting and other professional fees in connection with the completion of the Merger over the next six months. There is no assurance that the Merger will be completed.

The Company has entered into a joint venture agreement with the Liaoning Publishing Group of Companies ("LPG") dated August 18, 2000. LPG is the first and largest independently operated publisher in China. In addition, LPG is one of the largest publishers in China. The Company and LPG have agreed to carry out a joint venture electronic book publishing and distribution
business in China.   The joint venture business is to be carried
out by Liaoning Qinnet E-book Technologies Ltd. ("Liaoning Qinnet"), a joint venture company in Shenyang, China incorporated in accordance the Enterprise Laws of the People's Republic of China. Under the joint venture agreement, the Company and LPG have agreed to invest $5,000,000 US. The Company will contribute $3,000,000 and will own 60% of Liaoning Qinnet. LPG will contribute $2,000,000 in Chinese RMB and will own 40% of Liaoning
Qinnet.   The joint venture will be for an initial term of 20
years and becomes effective upon the approval of the PRC government authorities. The objective of the joint venture will be to establish a database of up to 5000 Chinese books and to engage in the electronic publishing and sale of electronic books for the Chinese market. The Company anticipates advancing approximately $2,720,000 to Liaoning Qinnet to fund its portion of the joint venture expenses over the next twelve months. A copy of the joint venture agreement with LPG is attached hereto

PLAN OF OPERATIONS OF QINNET HOLDINGS

Qinnet Holding's business plan is to become a leading provider of electronic commerce, Internet service provider and Internet content provider technology and services to Chinese companies and businesses. The business activities of Qinnet Holdings are carried out in China by Beijing QinNet Electronic Technologies Co., Ltd. ("Qinnet Beijing"). Qinnet Beijing is a wholly owned subsidiary of Qinnet Holdings.

The plan of operations of Qinnet Holdings for the next twelve months is as follows:

A.	Shenyang Qinnet

	Qinnet Beijing has entered into a joint venture agreement with Shenyang Brainn Information Co., Ltd. ("Braininfo.com"). Qinnet Beijing and Braininfo.com have established a joint venture company called Shenyang Qinnet-Brainn Information Technologies
Company Ltd. ("Shenyang Qinnet") to develop and market an Internet service provider business in Shenyang, China. Qinnet
Beijing owns 50% of Shenyang Qinnet. Qinnet Beijing has the option to increase its ownership interest to 70% if Qinnet
Beijing elects to provide additional funding to the Shenyang
Qinnet joint venture Internet business in the approximate amount of $200,000. The plan of operations for the Shenyang Qinnet joint venture is to: (1) jointly establish the electronic book on-line service to become the first online book sales web site in the Liaoning Province, (2) add equipment to expand the service capacity of Shenyang Qinnet to serve over 2,000 corporate/individual subscribers; (3) construct 50 data information stations across the City of Shenyang. Qinnet Holdings anticipates spending approximately $500,000 on funding its joint venture arrangement for Shenyang Qinnet over the next twelve months.

B.	Tianjin Qinnet

Qinnet Beijing entered into an agreement with Tianjin Xiandao Information Network Co., Ltd. ("Tjvan.com") in October 1999 to establish a joint venture company known as Tianjin QinNet Xiandao Information Technology Co., Ltd. ("Tianjin QinNet"). Qinnet Beijing owns 70% of Tianjin QinNet and Tjvan.com owns 30% of Tianjin QinNet. Tjvan.com is the second largest Internet service provider in the city of Tianjin in China. With capital invested by Qinnet Beijing, the Tjvan.com and Qinnet Beijing have agreed that the business plan for Tianjin Qinnet is to upgrade existing equipment, add more lines and strengthen marketing development to increase the current customer base from 12,000 to 20,000 within a year.

Qinnet Beijing has invested 3 million RMB ($360,000 US) to acquire a 70% equity interest in Tianjin Qinnet and to finance Tianjin Qinnet's Internet service provider business expansion. Proposed expansion of Tjvan.com's partnership with China Unicom is intended to include exclusive ISDN lines and IP Telephony distributorship in Tianjin as well as co-operating and sharing access to each other's web sites and customer base. The joint venture will allow Qinnet Beijing to lever the valuable experience of Tjvan.com for future ISP operations and acquisitions. With the capital injection, the business plan for Tianjin Qinnet is to increase the number of subscribers from 12,000 to greater than 20,000 and 40,000 within two years to become the largest Internet service provider in Tianjin.

	Qinnet Holdings anticipates spending approximately $500,000 on funding its joint venture arrangement for Tianjin Qinnet over the next twelve months. Qinnet Holdings will incur these expenses upon the installation of ISDN services by Tianjin Qinnet.

C.	Beijing IT Consulting Co., Ltd. ("BITC")

Qinnet Beijing has acquired Beijing IT Consulting Co., Ltd. ("BITC"). BITC created two web sites in 1999. These two web sites, www.cheyou.com ("cheyou" in Chinese means "Friends of Automobiles") and www.xinxi.net ("xinxi" in Chinese means "Information"), were designed to provide services for over 1,000 registered corporate customers and receive over 20,000 page views per day in the Chinese auto industry and the general public.
BITC is in the process of completing a software module program that will allow small to medium sized businesses to establish web sites in a cost effective and swift fashion and allow them to build their own e-commerce business. BITC plans to commence marketing and sales efforts for this web site design service in the fourth quarter of 2000. BITC also plans to provide hosting service to this client base. BITC's business plan is that each customer will retain BITC for future web design and hosting work as their business mature through the Internet. Qinnet Holdings plans to generate revenues from BITC by providing content related services including web hosting, web design and on-line services.
 Since Qinnet Beijing is also headquartered in Beijing, Qinnet Beijing has merged the operations of BITC with its operations in Beijing. Qinnet Holdings plans to spend approximately $250,000 US over the next twelve months to develop the business of BITC.

D.    QinTop
      ------

Beijing Qinnet has entered into a joint venture with NetTop. NetTop is an IP Internet technology company. NetTop manages data traffic "voice and data transmission" between North America and Asia to China. This joint venture is named QinTop. Beijing Qinnet has invested approximately $242,000 US (2,000,000 RMB) in this project to date QinTop's business will be the expansion of Internet provider services to China. Qinnet Holdings has commenced the purchase of hardware for the QinTop IP data transmission network between North America, Asia and China. To date the company has purchased approximately $300,000 of initial hardware, software and communications lines. The company has entered into 12 month leasing arrangements for communication lines between North America and China and has established relationships for data traffic within China. The Company anticipates it will spend additional capital over the next twelve months of approximately $200,000 on this communication network.

E.    Future Acquisitions
      -------------------

Qinnet Holdings plans to evaluate and complete further acquisitions of Internet technology provider businesses based in China. Qinnet Holdings anticipates spending approximately
$300,000 on acquisitions over the next twelve months.

F.    Working Capital
      ---------------

In addition to the above expenses, Qinnet Holdings anticipates spending approximately $800,000 on working capital over the next twelve months.

Qinnet Holdings plans to generate revenues from the following activities upon completion of its stated plan of operations:

A. Content related services including web hosting, web design and on-line services.
B.    IP telephony services.
C.    Electronic Book Publishing, on-line book sales via JV and new
      E-Book web site.
D.    Electronic commerce services.
E. Data communications services, including China nation-wide e-mail services and installation of ISDN services.
F. Dial up and leased line access to individuals and corporate customers.

Qinnet Holdings anticipates that it will spend approximately $5,270,000 over the next twelve month period in pursuing its stated plan of operations. Of these anticipated expenditures, Qinnet Holdings anticipates that approximately $2,000,000 will be spent in the next six months. Qinnet Holdings currently has cash in the approximate amount of $2,920,000. Accordingly, Qinnet Holdings will be able to complete its stated plan of operations without additional financing over the next six month period.

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

Qinnet Holdings will require additional equity financing to complete its objectives. Qinnet Holdings will plan its expenditures around its capital resources in order to maintain its operations. The amount of expenditures may vary if: (i) Qinnet Holdings wishes to expand or accelerate its plan of operations; (ii) the actual costs incurred in pursuing the stated plan of operations are greater than anticipated; or (iii) Qinnet Holdings is not successful in achieving revenues upon completion of the stated plan of operations. Qinnet Holdings does not have any arrangement in place for any debt or equity financing which would enable Qinnet Holdings to achieve additional financing if required. However, Qinnet Holdings is seeking the appropriate investment banking relationships to assist in the funding process and is currently in discussions with several major investment organizations regarding the companies capital needs. There is no assurance that Qinnet Holdings will be able to secure additional financing if additional financing is required.

The business plan of Qinnet Holdings may differ from the stated plan of operations. The board of directors of Qinnet Holdings may decide not to pursue the stated plan of operations. In addition, the Qinnet Holdings may modify the stated plan of operations if actual costs are greater than anticipated or if Qinnet Holdings secures financing in order to expand or accelerate its plan of operations.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations for Nine Months Ended September 30, 2000

The Company did not earn any revenues during the nine months ended September 30, 2000. The Company anticipates that it will not earn revenues until such time as the Merger is complete or until such time as the Company realizes revenues from its Liaoning Qinnet joint venture agreement.

The Company's operating expenses were $349,504 for the nine months ended September 30, 2000. These expenses consisted entirely of general and administrative expenses in the amount of $16,504 and expenses associated with the Company's reorganization agreement with Internet Corporation of America, Inc. These reorganization expenses totalled $333,000 and consisted of the payment of $50,000 and the issue of 50,000 shares of the Company's common stock. The Company anticipates that its general and administrative expenses will increase once the

Company proceeds with the filing of a registration statement with the SEC in connection with the Merger.

Liquidity and Capital Resources

The Company had cash in the amount of $7,388 as of September 30, 2000. The Company had working capital in the amount of $1,094 as of September 30, 2000.

The Company invested a total of $280,000 in its Liaoning Qinnet joint venture during the three months ended September 30, 2000. Qinnet Holdings advanced the funds for this investment to the Company as an unsecured loan without a specific repayment schedule. The Company has a total liability of $289,190 to Qinnet Holdings as of September 30, 2000.

The Company did not realize any financings from any sales of its common stock during the nine months ended September 30, 2000.
The Company granted options to purchase a total of 212,500 shares of its common stock at a price of $10.00 per share during the three months ended September 30, 2000. The Company currently has options to purchase a total of 260,000 shares of its common stock at a price of $10.00 per share outstanding. None of these options have been exercised as of November 10, 2000.

The Company will require additional capital in order to achieve its stated plan of operations. If the Company is successful in completing the Merger, the Company will require additional financing to complete the plan of operations of Qinnet Holdings, as discussed above.

The Company will require additional financing in order to complete its obligations under the Liaoning Qinnet joint venture and in order to provide working capital to complete the Merger. The Company anticipates that Qinnet Holdings may advance a portion of these funds. There is no assurance that Qinnet Holdings will continue to advance funds to the Company.

The business plan of the Company may differ from the stated plan of operations. The board of directors of the Company may decide not to pursue the stated plan of operations. In addition, the Company may modify the stated plan of operations if actual costs are greater than anticipated or if the Company secures financing in order to expand or accelerate its plan of operations. The Company believes the above statements may be forward-looking statements. Actual results and the actual plan of operations may differ materially from what is stated above. Factors which may cause the actual results of the Company or its actual plan of operations to vary include, among other things, decisions of the board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the Internet business or general economic conditions and those other factors identified herein.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K.


EXHIBITS

10.1  Agreement between Qinnet.com, Inc. and Liaoning Publishing
      Group of Companies dated August 18, 2000

23.1  Consent of Independent Certified Public Accountants

27.1  Financial Data Schedule


REPORTS ON FORM 8-K

NIL

                            SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

QINNET.COM, INC.

Date:     November 13, 2000


By:       /s/ Paul Schwartz
          -------------------------
          PAUL SCHWARTZ, Director