Form 10KSB
period 2000-12-31
QINNET COM INC
filed 2001-04-02
CIK 1100891

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ____________

      Commission File No.  0-28659

                          QINNET.COM, INC.
                          ----------------
       (Exact name of Registrant as specified in its charter)

DELAWARE                                    75-2610514
--------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification Number)

Suite 206, 4505 Las Virgenes Road
Calabasas, CA                               91302
---------------------------------           -----
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (818) 871-9482

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:
50,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for 2000 were $NIL.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 26, 2001 is $1,615,009.

The number of shares of the issuer's Common Stock outstanding as of March 26, 2001 is 1,300,497 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                          TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
PART I

Item 1.     Description of Business                                      3
Item 2.     Description of Property                                     21
Item 3.     Legal Proceedings                                           21
Item 4.     Submission of Matters to a Vote of Security Holders         21

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters    22
Item 6.     Management's Discussion and Analysis Or Plan of Operation   23
Item 7.     Financial Statements                                        28
Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                         29

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act 30
Item 10.    Executive Compensation                                      33
Item 11.    Security Ownership of Certain Beneficial Owners And
            Management                                                  36
Item 12.    Certain Relationships and Related Transactions              38
Item 13.    Exhibits and Reports on Form 8-K                            41

SIGNATURES                                                              43

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             F-1

                               PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ITEM 1.    Description of Business

We are in the business of developing a Chinese electronic book publishing business through a joint venture agreement with Liaoning Group of Companies. We have also entered into a memorandum of understanding with Powernet USA Ltd. to collaborate on an exclusive basis for the development of two initial pilot projects in China utilizing Powernet's thin-client server technology.

We are also in the process of attempting to merge or acquire a majority interest in Qinnet Holdings Corp, a Washington corporation that is engaged in the business of providing Internet technologies and services to Chinese companies and individuals. We entered into a merger agreement with Qinnet Holdings on January 12, 2000. We made an offer to the shareholders of Qinnet Holdings on March 14, 2001 to acquire a majority interest of Qinnet Holdings. If we succeed in completing this acquisition, then we may abandon or delay the planned merger with Qinnet Holdings. If we are not successful with this acquisition, then we plan to proceed with the merger with Qinnet Holdings on the terms of the merger agreement. There is no assurance that we will be able to merge with or acquire any interest in Qinnet Holdings. We do not have any assets other than our interest in our electronic book publishing joint venture business, our memorandum of understanding with Powernet and our interest in the merger agreement with Qinnet Holdings. If we do not merge with or acquire a majority interest in Qinnet Holdings, then our assets will consist solely of our interest in our electronic book publishing joint venture and our memorandum of understanding with Powernet.

CORPORATE BACKGROUND

Qinnet.com, Inc. is a Delaware corporation that was incorporated on May 31, 1989.

PLANNED ACQUISITION OF A MAJORITY INTEREST IN QINNET HOLDINGS

We entered into a merger agreement with Qinnet Holdings on January 12, 2000. Qinnet

Holdings Corp. is a Washington state corporation that was incorporated in June, 1999. The merger agreement contemplates that we will merge with Qinnet Holdings and that we will issue one share of our common stock for each share of Qinnet Holdings common stock upon completion of the merger (the "Original Merger Plan"). A copy of the merger agreement was filed as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on April 14, 2000.

Since January 12, 2000, we have not been able to proceed with the Original Merger Plan as Qinnet Holdings has not completed its audited financial statements that are necessary for us to proceed with the filing of a registration statement with the Securities and Exchange Commission in connection with the merger. As a result of this delay, our board of directors approved on December 8, 2000 an offer to the U.S. accredited and non-Canadian foreign shareholders of Qinnet Holdings to acquire their shares on the basis of one share of our common stock for each share of Qinnet Holdings stock (the "Offer"). This consideration is the same consideration that would be issued to each of the shareholders of Qinnet Holdings if we proceeded with the Original Merger Plan. We made the Offer to the U.S. accredited and non-Canadian foreign shareholders of Qinnet
Holdings on March 14, 2001.    The Offer is open for acceptance by
these shareholders of Qinnet Holdings for a period of 40 days expiring on April 23, 2001. As of March 26, 2001, there were a total of 13,088,100 shares of Qinnet Holdings outstanding. We have made the Offer to the U.S. accredited and non-Canadian foreign shareholders of Qinnet Holdings that hold 12,295,100 shares of Qinnet Holdings, representing 93.9% of the shares of Qinnet Holdings. The Offer is subject to acceptance by shareholders of Qinnet Holdings representing a majority of the shares of Qinnet Holdings. Under the terms of the Offer, we may elect to close on the accepted portion of the Offer prior to April 23, 2001 if shareholders representing a majority of Qinnet Holdings have accepted the Offer.

If the Offer is accepted by all shareholders of Qinnet Holdings who received the Offer, then we would issue a total of 12,295,100 shares of our common stock in consideration for the acquisition of a 93.9% interest in Qinnet Holdings. This would increase the number of our issued and outstanding shares of common stock from 1,300,497 as of March 26, 2001 to 13,595,597. As of March 26, 2001,
we have not yet received acceptances from shareholders holding a majority of the shares of Qinnet Holdings. There is no assurance that the Offer will be accepted by shareholders of Qinnet Holdings holding a majority of the shares of Qinnet Holdings or that we will be successful in acquiring a majority interest in Qinnet Holdings. If the Offer is accepted by a majority of the shareholders of Qinnet Holdings, then we may determine to abandon the Original Merger Plan or proceed with a merger with Qinnet Holdings at a later date.

We plan to grant options to purchase shares of our common stock to the holders of options to purchase shares of Qinnet Holdings common stock if we acquire a majority interest in Qinnet Holdings. There were options to purchase 1,950,000 shares of Qinnet Holdings common stock outstanding as of the date of the Offer. Each option is exercisable at a price of $5.00 per share. If we acquire a majority interest in Qinnet Holdings, we anticipate that we will approve a new 2001 stock option plan and grant options to purchase a total of up to 2,700,000 shares of our common stock under this 2001 stock option plan. Any options granted would be granted to a holder in consideration of the cancellation of the holder's options to purchase shares of Qinnet Holdings common stock. These new options are planned to be on the same general terms and conditions as the holder's original options to purchase shares of Qinnet
Holdings common stock.

If we determine to proceed with the Original Merger Plan, we would file a Form S-4 registration statement with the Securities and Exchange Commission under the Securities Act of 1933 (the "Act") in order to register the issue of our common stock to the shareholders of Qinnet Holdings. The closing of the Original Merger Plan would be subject to approval by our shareholders and by the shareholders of Qinnet Holdings. Qinnet Holdings is presently preparing the audited financial statements that will be necessary to complete the filing of the Form S-4 registration statement. We are not able to proceed with the filing of the Form S-4 registration statement and completion of the Original Merger Plan until such time as audited
financial statements for Qinnet Holdings have been finalized.    As
of March 26, 2001, there are a total of 13,088,100 shares of Qinnet Holdings outstanding. Accordingly, it is anticipated that we would issue a total of 13,088,100 shares of our common stock if we proceeded to complete the Original Merger Plan, provided that this number would increase if any of the outstanding options of Qinnet Holdings are exercised prior to completion of the merger. Any options of Qinnet Holdings not exercised prior to the merger would survive and continue as options to purchase shares of our common stock after the merger on the same terms and conditions existing prior to the merger.

If we acquire a majority interest in Qinnet Holdings pursuant to the Offer, we may make a subsequent offer to acquire the balance of shares of Qinnet Holdings held by Canadian shareholders. We may offer different consideration to the Canadian shareholders of Qinnet Holdings in order to acquire the balance of the shares of Qinnet Holdings.

OUR BUSINESS PLAN

Our business plan is to introduce, market and sell value-added technology products and services to the Chinese market. Pursuant to our business plan, we plan to complete the acquisition of a majority interest in Qinnet Holdings pursuant to the Offer or to merge with Qinnet Holdings pursuant to the Original Merger Plan. Once the acquisition or merger is completed, we plan to pursue the development of the business of Qinnet Holdings. Accordingly, the business plan of Qinnet Holdings is presented below. There is no assurance that the acquisition of a majority interest in Qinnet Holdings or a merger with Qinnet Holdings will be completed.

We also plan to pursue our electronic book publishing joint venture agreement with Liaoning Publishing Group of Companies and our thin-client server technology joint venture agreement with Powernet, each as discussed below.

ELECTRONIC BOOK PUBLISHING JOINT VENTURE

We entered into a joint venture agreement dated August 18, 2000 with Liaoning Publishing Group of Companies ("LPG"). LPG is the first and largest independently operated publisher in China and is currently one of the largest publishers in China. We have agreed with LPG to carry out a joint venture electronic book publishing and distribution business in China. The joint venture business is to be carried out in Shenyang, China by Liaoning Qinnet E-book Technologies Ltd. ("Liaoning Qinnet"), a joint venture corporation incorporated in accordance the Enterprise Laws of the People's Republic of China. Under the joint venture agreement, we and LPG have agreed to invest an aggregate of $5,000,000 US. We will contribute $3,000,000 and will own 60% of Liaoning Qinnet. LPG will contribute $2,000,000 and will own 40% of Liaoning Qinnet. The joint venture will be for an initial term of 20 years and will become effective upon the approval of the PRC government authorities. The objective of the joint venture will be to establish a database of up to 5000 Chinese books and to engage in the electronic publishing and sale of electronic books for the Chinese market.

The initial phase of our joint venture with LPG involved an agreement between us and Liaoning Education Press, a subsidiary of LPG. This initial phase contemplated a capital investment of $400,000. We contributed $280,000 to acquire a 70% interest in the joint venture in 2000 in accordance with the joint venture agreement. The second phase of the joint venture will be governed by our August 18, 2000 agreement with LPG. As at December 31, 2000, we had advanced $280,000 to this joint venture. We plan to advance approximately $2,720,000 to Liaoning Qinnet to fund the balance of our portion of the joint venture expenses over the next twelve months.

Our joint venture with LPG contemplates the marketing and sale of an electronic book reader device that would incorporate books published by LPG and other publishers in an electronic format. Development of the electronic book reader device has not been completed and will be subject to selection or development of final hardware and software for the device. We have not achieved any revenues from this joint venture to date. We will not realize revenues from this joint venture until such time as the development of the electronic book reader device has been completed and is ready for marketing to consumers. The joint venture's initial phase of operations has been approved by the Liaoning Provincial Government. Liaoning Qinnet has acquired the exclusive rights to over 120,000 titles from the China National Digital Library. The exclusive period is for 2 years and is renewable at the end of the 2-year period subject to mutual agreement on the terms of the renewal. Liaoning Qinnet also plans to acquire additional electronic book rights outside of LPG's proprietary content. Liaoning Qinnet is completing the construction of its database and web site for the book download under the name of www.cnbook.com.cn. This web site is expected to become operational by the third quarter of 2001. Liaoning Qinnet has entered into an agreement for the development of technology in connection with its electronic book publishing business. Liaoning Qinnet has agreed to minimum purchase commitments if development of this technology is completed.

THIN-CLIENT SERVER TECHNOLOGY JOINT VENTURE

We have entered into a memorandum of understanding dated January 8,
2001 with Powernet USA, Inc. ("Powernet") to establish a joint venture corporation called Qin Powernet Inc. in Montreal, Canada.
We have agreed with Powernet to collaborate on an exclusive basis for the establishment of two initial pilot projects in China utilizing Powernet's thin-client server technology.  The thin-
client server technology is designed to
provide low-cost computing facilities through the on-line connection of a monitor, keyboard and related components to a central remote server as a lower priced alternative to purchasing a complete personal computer. The pilot projects will be established in Tianjin and Beijing, or other agreed locations in China. We will own a 49% interest in Qin Powernet, Inc. and Powernet will own a 51% interest. We will share any revenues generated from the joint venture with Powernet on a 50/50 basis. The Beijing and the Tianjin pilot projects are subject to the completion of technical feasibility studies and a business plan for each project and to securing financing for each project. We are currently undertaking technical feasibility studies for each pilot project with Powernet. If we and Powernet determine that the pilot projects are feasible, we will then negotiate a shareholders agreement with Powernet for the timing and amount of funding for the joint venture and a license agreement whereby Powernet will grant a license of its technology to enable
the joint venture to proceed with each pilot project.   We
presently have not proceeded beyond the technical feasibility phase for each pilot project and there is no assurance that the joint
venture will proceed with any pilot project.   If either pilot
project proceeds, we will be obligated to fund 49% of the development costs associated with each pilot project. We have not received any revenues from this arrangement to date. We anticipate that we will only realize revenues if we determine to proceed with the pilot projects, the pilot projects are successfully implemented and revenues are earned by the pilot projects.

BUSINESS PLAN OF QINNET HOLDINGS

Qinnet Holdings is engaged in the business of establishing operations in China as an Internet technology provider (ITP) to Chinese companies and businesses engaged in electronic commerce. The business activities of Qinnet Holdings are carried out in China by Beijing QinNet Electronic Technologies Co., Ltd. ("Qinnet Beijing"). Qinnet Beijing is a wholly owned subsidiary of Qinnet Holdings. Qinnet Beijing is engaged in the businesses of providing the following services in China: (i) dial-up and broadband Internet access services; (ii) voice-over Internet protocol long distance telephony (VoIP); (iii) Internet solution software; (iv) Internet web site design and consulting services. The business objective of Qinnet Holdings is to provide full Internet, electronic business and electronic commerce solutions to government entities, private enterprises and individuals within China.

OPERATIONS OF QINNET BEIJING

Qinnet Beijing carries out its business in China directly and through joint venture arrangements with established Chinese companies. These businesses and joint venture arrangements are summarized as follows:

A.    Shenyang Qinnet
      ---------------

Qinnet Beijing has entered into a joint venture arrangement with Shenyang Brainn Information Co., Ltd. ("Braininfo.com") of
Shenyang, China. Qinnet Beijing and Braininfo.com have established a joint venture corporation called Shenyang Qinnet-Brainn
Information Technologies Corporation Ltd. ("Shenyang Qinnet") to develop and market an

Internet service business in Shenyang, China.  Shenyang Qinnet is in the business of providing Internet web site design and content development and related customer and technical
support services.  Shenyang Qinnet earns revenues from fees charged
to its customers for providing these services.   Shenyang Qinnet is
currently earning only minimal revenues.

Mr. Weiguo Lang, our president and the president of Qinnet Holdings, is the registered owner of a 51% interest in Shenyang
Qinnet.   Ownership is in the name of Mr. Lang to comply with the
laws and regulations of the PRC. Mr. Lang has granted to Qinnet Beijing an option to purchase Mr. Lang's 51% interest in Shenyang Qinnet at a price equal to 50,000 RMB (equal to approximately $6,200 US as of March 26, 2001). This option is exercisable by Qinnet Beijing for a five year term expiring on March 24, 2005.
The option arrangement has been structured to enable Qinnet Beijing to comply with PRC foreign ownership laws and restrictions. The option is transferable by Qinnet Beijing to give flexibility in structuring its ownership arrangement. Qinnet Holdings anticipates that the foreign ownership laws of the PRC may change prior to the expiry of the option period or the option will be extended. Funds used by Mr. Lang to acquire his interest in Shenyang Qinnet were provided by Qinnet Beijing.

Qinnet Beijing has also entered into an equipment lease agreement and an exclusive consulting and services agreement with Shenyang Qinnet. Under the equipment lease agreement, Qinnet Beijing has acquired and leased equipment to Shenyang Qinnet. Shenyang Qinnet pays to Qinnet Beijing a lease fee equal to 50% of the revenues generated by Shenyang Qinnet in consideration for the lease of this equipment. Under the exclusive consulting and services agreement, Qinnet Beijing is the exclusive provider of technical consulting
and services to Shenyang Qinnet.   Shenyang Qinnet pays to Qinnet
Beijing a fee equal to 20% of all revenues generated by Shenyang Qinnet in consideration for these services. Each of the equipment lease agreement and the exclusive consulting and services agreement with Shenyang Qinnet are for a ten year term expiring on March 24, 2010. Upon exercise of its option, Qinnet Beijing will have the further option to increase its ownership interest to 70% of Shenyang Qinnet by providing additional funding in the approximate amount of $200,000. Qinnet Holdings has recently determined to reduce the amount of funds it expects to advance to Shenyang Qinnet in order to focus its business efforts on other areas. Qinnet Holdings has determined to reduce the emphasis placed on the Shenyang Qinnet business based on higher anticipated growth rates of other areas of Qinnet Holdings' business. In addition, staff from Shenyang Qinnet have been assigned to other areas of Qinnet Holdings' business.

B.    Tianjin Qinnet
      --------------

Qinnet Beijing has entered into a joint venture arrangement with Tianjin Xiandao Information Network Co., Ltd. ("Tjvan.com") of
Tianjin, China. Qinnet Beijing and Tjvan.com have established a joint venture corporation known as Tianjin QinNet Xiandao
Information Technology Co., Ltd. ("Tianjin QinNet") to own and operate an Internet service provider business in Tianjin, China.
Mr. Weiguo Lang, our president and the president of Qinnet
Holdings, is the registered owner of a 70% interest of Tianjin
QinNet and Tjvan.com owns the balance of 30% of Tianjin QinNet.
Ownership is in the name of Mr. Lang to
comply with the laws and regulations of the PRC. Mr. Lang has granted to Qinnet Beijing an option to purchase Mr. Lang's 70% interest in Tianjin Qinnet at a price equal to 70,000 RMB (equal to approximately $8,700 US as of March 26, 2001). This option is exercisable by Qinnet Beijing for a five year term expiring on March 24, 2005. The option arrangement has been structured to enable Qinnet Beijing to comply with PRC foreign ownership laws and restrictions. The option is transferable by Qinnet Beijing to give flexibility in structuring its ownership arrangement. Qinnet Holdings anticipates that the foreign ownership laws of the PRC may change prior to the expiry of the option period or the option will be extended. Funds used by Mr. Lang to acquire his interest in Tianjin Qinnet were provided by Qinnet Beijing.

Qinnet Beijing has also entered into an equipment lease agreement and an exclusive consulting and services agreement with Tianjin Qinnet. Under the equipment lease agreement, Qinnet Beijing has acquired and leased equipment to Tianjin Qinnet. Tianjin Qinnet pays to Qinnet Beijing a lease fee equal to 50% of the revenues generated by Tianjin Qinnet in consideration for the lease of this equipment. Under the exclusive consulting and services agreement, Qinnet Beijing is the exclusive provider of technical consulting
and services to Tianjin Qinnet.   Tianjin Qinnet pays to Qinnet
Beijing a fee equal to 20% of all revenues generated by Tianjin
Qinnet in consideration for these services.    Each of the
equipment lease agreement and the exclusive consulting and services agreement with Tianjin Qinnet are for a ten year term expiring on March 24, 2010.

Tjvan.com is the second largest Internet service provider in the city of Tianjin in China. With capital invested by Qinnet Beijing, Tjvan.com and Qinnet Beijing have agreed that the business plan for Tianjin Qinnet is to upgrade existing equipment, add more lines and strengthen marketing development to increase the current customer base from 12,000 to 20,000 within a year. Qinnet Beijing has advanced 3 million RMB (equal to approximately $373,000 US as of March 26, 2001) to finance Tianjin Qinnet's Internet service provider business expansion. Tjvan.com's partnership with China Unicom Tianjin includes Internet dial-up service provision in Tianjin. Tianjin Qinnet began to provide ISDN service in Tianjin with China Unicom Tianjin on an exclusive basis in the late third quarter of 2000. In 2000, a total of 92 customers began to receive this ISDN service. Revenues from this business are split 50/ 50 between Tianjin Qinnet and China Unicom Tianjin. With a required capital injection, the business plan for Tianjin Qinnet is to increase its dial-up subscriber base from 12,000 to greater than 20,000 within two years to become the largest Internet service provider in Tianjin.

Qinnet Holdings anticipates spending approximately $500,000 on funding its joint venture arrangement for Tianjin Qinnet over the next twelve months. Qinnet Holdings purchased equipment to provide the ISDN services in Tianjin to 700 subscribers during the fourth quarter of 2000. Qinnet Holdings plans to fund further purchases of ISDN equipment as required by Tianjin Qinnet to pursue its business plan.

C.    Beijing IT Consulting Co., Ltd. ("BITC")
      ----------------------------------------

Qinnet Beijing has acquired Beijing IT Consulting Co., Ltd. ("BITC"). BITC has been involved in the business of Internet web site development. Since BITC is headquartered in Beijing, Qinnet Beijing has merged the operations of BITC with its operations in Beijing.


Qinnet Beijing is currently in the process of developing a "One-Stop Total Solutions" internet software package (referred to as the "XSP Software Package") to offer total solutions to medium and small sized companies through BITC. In this manner, Qinnet Beijing plans to provide the software necessary to establish a presence in the rapidly growing e-commerce market. Development of the XSP Software Package is approaching the final stage. The final software package will consist of a suite of modules that provide comprehensive solutions for companies wishing to establish an online presence. The prepackaged software modules allow the client to establish an e-commerce and internet presence in a short period of time at competitive cost without the need for a full time, in-house technical staff. Traditionally, a corporation must identify and contract a website designer, engage a website host provider, negotiate with a software developer, negotiate a contract and initiate the design process. This process is generally costly, time consuming and requires internal management resources to implement.

Functions of the XSP Software Package will be designed in modules, allowing the client to choose the desired function(s) from module(s). Each module is planned to work independently or can be linked to other modules to work together. The client may choose one or two modules initially, and subsequently expand its web site at any time by adding additional modules. The user may spend as little as $400 to install an entry-level module. Qinnet Beijing also plans to provide online/offline consulting services for companies for site management and promotion, e-commerce and other services being developed. Management believes over the development life of clients, and as a result of their "web experience", additional modules and services may be required. While broad based solutions for diverse corporate requirements are planned to be available from XSP, other affiliates may provide additional services. This "know how" is planned to be channeled through Qinnet Beijing for implementation. Qinnet Beijing anticipates that 10-20% of its clients will desire custom website design and plans to be in the position to offer such services efficiently and seamlessly while satisfying the client needs to maintain a high customer retention level.

Qinnet Beijing plans to commence marketing and sales efforts for XSP Software Package and services in the second quarter of 2001. Qinnet Holdings plans to spend approximately $250,000 US over the next twelve months to develop the business of BITC and the XSP Software Package.

D.    QinTop
      ------

Beijing Qinnet has entered into a strategic relationship with a communications company to provide Voice over Internet Protocol ("VoIP") telecommunications services under the "QinTop" operating name. This service is provided through a Chinese IP Internet technology corporation that manages data traffic "voice and data transmission" between

North America and Asia to China.  Beijing
Qinnet has invested approximately $242,000 US (2,000,000 RMB) to date for equipment to facilitate this project. Beijing Qinnet's QinTop business involves providing VoIP telecommunications services to North America. These services provide call termination within the PRC from North America through the Chinese strategic partner's network. Qinnet Holdings has entered into a 12 month leasing arrangement for communication lines within North America and has established relationships for data traffic within China. Qinnet Holdings anticipates it may spend additional capital over the next twelve months of approximately $200,000 on this communication network. Qinnet Holdings, through Qincom Networks Inc., a wholly owned subsidiary, initiated service in Vancouver, Canada in December 2000 and has equipment located in North America and China with initial capacity of 10 million minutes of call volume per month. This capacity can be increased incrementally as demands require, subject to available financing.

E.    Hulenbeier Qinnet
      -----------------

Hulunbeier is a district within the Inner Mongolia Region. Qinnet Beijing established Hulunbeier Qinnet, a 100% owned subsidiary in August 2000 to facilitate information services, personal chatting channels, website design and construction, etc. Operating under an agreement with the Hulunbeier Government, Hulunbeier Qinnet and the Government will jointly construct Government-Online and Enterprise-Online platforms, and establish the Hulunbeier Information Port Development Project. Hulunbeier is relatively remote from Beijing and undeveloped in the high tech industries with virtually no high tech companies in the entire region. The local government and community have planned programs to catch up to the rest of the country. Qinnet targets this area to establish a pioneer presence by establishing a high tech corporation benefiting from the local government's incentive policy and support. If this business model is successful, Qinnet plans to use this business model to bring Internet technology to other remote areas of China.

EMPLOYEES

We currently do not have any employees, other than our officers, Mr. Weiguo Lang, our president, and Mr. Paul Schwartz, our secretary and treasurer. Each of our officers devotes his full business time to our business and to the business of Qinnet Holdings. We anticipate hiring a full-time Chief Executive Officer in the second quarter of 2001 and we are presently in the process of negotiating with an individual for this position. We also plan on engaging a full-time Chief Financial Officer during the second quarter of 2001.

Qinnet Holdings currently employs approximately 100 people in its operations and anticipates hiring additional employees over the next twelve months if Qinnet Holdings is successful in implementing its plan of operations. Of these additional employees, a majority are anticipated to be located in China. Qinnet Holdings plans on adding to its management teams in North America and China.

COMPETITIVE CONDITIONS

Electronic Book Publishing

The market for electronic book publishing is a new market and it is difficult to predict the competition that we will encounter through our electronic book publishing joint venture with LPG. Electronic book reading devices have been and are continuing to be developed by competitors with greater financial resources than we have.
There is a substantial risk that

these competitors will achieve commercial acceptance in the Chinese market before we are able to complete development of our electronic book reader device and commence marketing of our product to consumers. To counter this competition, we have entered into our joint venture with LPG in order to secure access to a large volume of Chinese book publications on an exclusive basis.

As the electronic book publishing market is new, there is no assurance as to the price that Chinese consumers will be prepared to pay for our planned electronic book reading device and services. Although we have planned to market our products and services at prices that will exceed our costs, there is no assurance that we will be able to realize the anticipated price from Chinese consumers. In addition, new competitors may enter the market and offer competing products and services at prices that are below the prices that we plan to offer our services, with the result that we may be forced to sell our electronic book products and services at lower than anticipated prices.

Thin-Client Server Technology

The thin-client server technology market is new and evolving and there is no assurance that this technology will achieve acceptance by consumers. We plan to market this technology to Chinese consumers on the basis that it offers a cheaper and more affordable
alternative to traditional personal computers.   We believe that a
thin-client server will be able to offer many of the features and functions of a traditional personal computer at a more affordable
price to consumers.   Thin-client servers will be cheaper than
traditional personal computers as they do not contain many of the hardware components of traditional personal computers. However, there is no assurance that consumers will prefer thin-client servers over personal computers. Furthermore, prices of personal computers continue to decline with the result that the price differential between thin-client servers and personal computers may decline, thereby lowering the price competitive advantage of thin-client servers.

Given the potential of the thin-client server market, we anticipate that many large technology and personal computer companies may enter this market. If they determine to enter this market, we will face competition from companies with greater financial resources and brand-name recognition than we have. We may not be able to achieve the financing or consumer acceptance necessary to compete with this competition.

Internet Service Provider Business of Qinnet Holdings

The market for the provision of Internet access to businesses and individuals in China is extremely competitive and highly fragmented. Management expects that competition will continue to intensify. Management believes that the primary competitive factors determining success in this market are:

-     a reputation for reliability and service;

-     pricing;


-     access speed;

-     effective customer support;

-     access to capital;

-     creative marketing; and

-     geographic coverage.

Qinnet Holdings' current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than it has. Qinnet Holdings currently competes or expects to compete with the following types of Internet access providers:

-     commercial online service providers based in China;

- China nation-wide ISP's and national Chinese telecommunications providers, such as China Unicom, China
      Telecom and China Netcom;

-     numerous regional and local ISPs;

-     regional Chinese telecommunications providers;

-     cable operators;

-     wireless communications companies; and

-     satellite companies.

Management believes that new competitors, including large computer hardware and software, media and telecommunications companies, will continue to enter the Chinese Internet services market. In addition, as consumer awareness of the Internet grows, existing competitors are likely to further increase their emphasis on Internet access services, resulting in even greater competition. The ability of these competitors or others to enter into business combinations, strategic alliances or joint ventures or to bundle services
                                13
and products with Internet access could put Qinnet
Holdings at a significant competitive disadvantage.

Most of the major long-distance companies in China offer Internet access services and compete with Qinnet Holdings. Local Chinese telecommunications companies have also entered the Internet service provider market. Management believes long-distance and local carriers are moving toward horizontal integration through acquisitions of, and joint ventures with, Internet service providers. Accordingly, management expects Qinnet Holdings to experience increased competition from the traditional telecommunications carriers for both customers and potential acquisitions. Many of these telecommunications carriers have greater coverage and market presence, as well as substantial financial, technical and marketing resources than Qinnet Holdings. These telecommunications providers may have the ability to bundle Internet access with basic local and long-distance voice services. This bundling of services may make it difficult for Qinnet Holdings to compete effectively and may cause Qinnet Holdings to lower its prices.

GOVERNMENT REGULATION

We intend to ensure that all activities that we undertake in the People's Republic of China (the "PRC") comply with the strict regulatory climate imposed by the PRC where all corporate activities must be approved by the relevant government regulatory authorities. Such regulation is generally based on the size, location and nature of each individual undertaking. Each of these elements generally determine whether business activity requires local, regional or central government approval. Further, foreign investments in China are classified into one of three categories: encouraged, restricted or prohibited. In general, foreign investment in projects that attract advanced technology to China are encouraged. As such, we believe that our proposed activities to develop and market the electronic book reader device and the thin client server technology fall into this encouraged category.

Direct foreign ownership of telecommunications and Internet projects are prohibited by the PRC. As such, we may not be directly involved in these areas. We have structured and plan to continue to structure our business arrangements such that we will comply with PRC laws and regulations. We anticipate that many of our business activities in the PRC will involve acting in an advisory or service capacity to Chinese owned companies that are directly involved in these industries.

Electronic Book Publishing

We must ensure that our electronic publishing joint venture business with LPG complies with all applicable laws and regulations of the PRC. Publishing of books is heavily regulated in the PRC. Companies may not publish books in the PRC unless they are licensed by the PRC. Accordingly, we will not be able to obtain a license
to publish books in the PRC.   LPG, our joint venture partner, has
been licensed by the PRC to publish books in China.   We will be
required to structure our arrangement with LPG in order to ensure that we comply with all applicable laws and regulations. The initial phase of our joint venture with LPG has been approved by the required local government authority.

Thin-Client Server Technology

We must ensure that any pilot projects undertaken pursuant to our memorandum of understanding with Powernet comply with all applicable laws and regulations of the PRC. These laws and regulations include laws regarding provision of Internet services, provision of Internet content and ownership and provision of telecommunications services. These laws currently encourage the introduction of computer technology, but prohibit foreign ownership of Internet and telecommunications services. We plan to structure our projects as joint ventures with Chinese telecommunications companies that already have existing licenses in order to ensure compliance with the applicable laws and regulations of the PRC. We contemplate that under these joint venture arrangements, we would supply advisory services and equipment to the Chinese joint venture partner and the Chinese joint venture partner would provide the Internet and telecommunications component of the undertaking.

Foreign Ownership Laws

Qinnet Holdings is subject to the strict foreign ownership of laws of the PRC. These laws and regulations currently prohibit direct ownership by Qinnet Holdings of its joint venture businesses that are involved in Internet services, content and other telecommunications activities. Accordingly, Qinnet Holdings has structured its joint venture arrangements through option agreements, lease agreements and consulting agreements in order to comply with the foreign ownership laws of the PRC. As a result of this compliance, Qinnet Holdings is currently not able to consolidate on its financial statements with the financial results of Shenyang Qinnet and Tianjin Qinnet. This inability to consolidate may impact adversely on investors perception of the value of Qinnet Holdings and may impact adversely on our stock price if we succeed in acquiring an interest in Qinnet Holdings. Qinnet Holdings is consulting with legal, tax and accounting advisors in the PRC as to the optimum structure of ownership of its business interests in China in order to enable consolidation of all of its business interests in its financial statements. There is no assurance that such a structure can be achieved. Furthermore, the foreign ownership laws of the PRC may change to adversely impact on the ability of Qinnet Holdings to own its Chinese operations and to achieve and re-patriate earnings from its Chinese operations. Conversely, with the anticipated entry of China into the World Trade Organization (WTO), ownership laws and restrictions may be relaxed to permit minority foreign ownership in the Internet and telecommunications sectors.


RESEARCH AND DEVELOPMENT

We estimate that we incurred expenses on research and development activities in the amount of approximately $12,000 during the fiscal year ended December 31, 2000. These expenses were incurred in connection with our electronic book publishing joint venture. We did not incur any expenses on research and development activities during the year ended December 31, 1999.

RISK FACTORS

We face risks in executing our business plan and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in this Annual Report, including those risks identified under Item 1 - Description of Business, including Competition and Government Regulation, and Item 6 - Management Discussion and Analysis or Plan of Operations. If any of these risks occur, our business and our operating results and financial condition could be seriously harmed.

Risks Related to Acquisition of Qinnet Holdings
-----------------------------------------------

There Is No Assurance That We Will Be Able To Acquire A Majority
Interest in Qinnet Holdings or Complete a Merger with Qinnet
Holdings

Our Offer to the shareholders of Qinnet Holdings is made to shareholders holding only 93.9% of the outstanding shares of Qinnet Holdings. If our Offer is accepted by shareholders of Qinnet Holdings owning not less than 50% of the outstanding shares of Qinnet Holdings, then we will own between 50% and 93.9% of the outstanding shares of Qinnet Holdings. There is no assurance that we will be able to subsequently acquire the balance of the shares of Qinnet Holdings such that we will own all of the outstanding shares of Qinnet Holdings. Furthermore, we may be required by market conditions to offer different consideration to the remaining shareholders of Qinnet Holdings, including the Canadian shareholders, in order to acquire a greater interest in Qinnet Holdings. This different consideration could be a greater number of shares of our common stock for each share of Qinnet Holdings stock or a combination of stock and cash and share purchase warrants.

If our Offer is not accepted by the shareholders of Qinnet Holdings owning more than 50% of the outstanding shares of Qinnet Holdings, then we plan to pursue a merger with Qinnet Holdings on the terms of our January 12, 2000 merger agreement with Qinnet Holdings. Approval of the shareholders of Qinnet Holdings will be a condition of any merger with Qinnet Holdings. If our Offer is not accepted by the shareholders of Qinnet Holdings owning more than 50% of the outstanding shares of Qinnet Holdings, there is a substantial risk that shareholder approval would not be obtained and we would not be able to complete any merger with Qinnet Holdings.

Risks Related To Our Financial Condition And Business Model
-----------------------------------------------------------

Because We Have Only Recently Commenced Business Operations, There is No Assurance That Our Business Will Be Profitable or That Our
Business Will Succeed

While we were incorporated in 1989, we only recently commenced our business operations in October 1999. Qinnet Holdings, our proposed merger/ acquisition target, was incorporated in June 1999 and is presently in the process of establishing its business operations as an Internet technology and service provider in China. We do not have any independent business operations, other than our electronic book publishing joint venture with Liaoning Publishing Group of Companies and our memorandum of understanding with

Powernet for the initial pilot projects in China using Powernet's thin-client server technology. Accordingly, we have only a limited operating history with which to evaluate our business. You should consider the risks, expenses and uncertainties that an early stage corporation like ours faces. These risks include our ability or inability to:

(i)     complete the merger or other stock acquisition of Qinnet
        Holdings;
(ii) provide value-added technology products and services in China;
(iii) achieve commercial acceptance of the technology products and services that we plan to offer in China;
(iv)    expand the existing businesses of Qinnet Holdings;
(v)     achieve financing to fund our plan of operations;
(vi) fund our obligations under our electronic book publishing joint venture;
(vii)   respond effectively to competitive pressures
(viii) complete the establishment of the pilot projects in China using Powernet's thin client server technology.

If we are unsuccessful in addressing these risks, our business, financial condition and results of operations will be adversely affected and our business may fail.

Because We Are Still Developing Our Business, We Expect Our Losses
To Continue

To date, we have not been profitable and we have not earned any revenues. Furthermore, Qinnet Holdings has not been profitable and has only earned minimal revenues to date. As our business plan and the business plan of Qinnet Holdings is implemented, we expect to incur increased operating expenses and thus significant losses until significant operating revenues can be earned. If we are not able to generate significant revenues from our planned value-added technology products and services, then we will not be able to achieve profitability.

If We Do Not Obtain Additional Financing, Our Business May Fail

Our business plan calls for increased expenses associated with the expansion and acquisition of Qinnet Holdings' Internet technology and service provider businesses, our Liaoning Qinnet joint venture and our Powernet memorandum of understanding. We anticipate that revenues from operations will initially be insufficient to cover these expenses. Accordingly, we will have substantial additional capital requirements and we can provide no assurance that such funding will be available if and when needed. Obtaining additional financing will be subject to a number of factors, including:

(i)     market conditions;
(ii)    our operating performance; and
(iii)   investor acceptance of our business plan.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional capital, we may not be able to implement our business plan and our business may fail.

If We Do Not Succeed in Acquiring Qinnet Holdings, then Our
Business May Fail

There is no assurance that we will be able to acquire Qinnet Holdings through the merger or other stock acquisition. In the event that we do not acquire Qinnet Holdings, then our business assets will consist entirely of our electronic book publishing joint venture with Liaoning Publishing Group of Companies and our interest in our Powernet memorandum of understanding. We presently do not have sufficient funds to fund our obligations under these joint ventures. Accordingly, our failure to acquire Qinnet Holdings may cause our business to fail.

Risks Related To Our Markets And Strategy
-----------------------------------------

If The Internet Is Not Widely Accepted in China, Our Business Will
Suffer

We expect to derive a portion of our revenue for the foreseeable future from technology products and services related to the Internet. Technologies and services related to the Internet are new and rapidly evolving income sources, particularly in developing nations such as China. As a result, we cannot determine at this time the probability of our success in earning income from sales of our planned products and services.

If Social Or Political Conditions In China Change, Our Business
Operations May Be Adversely Affected

We have established our business operations in China and plan to derive a substantial portion of our revenues from the domestic Chinese market. Social and political conditions in China are more volatile than in more developed countries. This volatility may cause our operations to fluctuate and make it difficult for our business to grow. Results such as this could then have an adverse effect on our stock price. Historically, volatility has been caused by:

(i) significant governmental influence over many aspects of local economies;
(ii)    political uncertainty;
(iii)   unexpected changes in regulatory requirements;
(iv)    slow or negative growth;
(v)     imposition of trade barriers.

We have no control over these matters. Volatility resulting from these matters may decrease Qinnet Holdings' ability to expand its business operations in China, adversely affect Internet availability to Chinese consumers, create uncertainty regarding our operating climate and adversely affect our customers budgets. All of these factors may adversely impact our business.

If The Chinese Currency Depreciates Relative To The U.S. Dollar,
Then Our Revenues Will Decline

Our reporting currency is the U.S. dollar. We anticipate that our revenues from operations within China will be earned in Chinese currency. Our revenues from domestic Chinese operations will decline in value if the Chinese currency depreciates relative to the U.S. dollar. Accordingly, our revenues will decrease if the Chinese currency depreciates relative to the U.S. dollar, with the result that our business operations and financial condition may be harmed.

If Internet Use In China Does Not Grow, Our Business Will Suffer

The Internet market in China is in an early stage of development. Our future success depends on the continued growth of the Internet
in China.   In addition, our future success depends on increasing
numbers of Chinese businesses and consumers accepting and using the Internet. Our business, financial condition and results of operations will be adversely affected if Internet usage by the Chinese population does not continue to grow or grows more slowly than we anticipate. Internet usage in these markets may be inhibited for a number of reasons, including:

(i)     the cost of Internet access;
(ii)    the availability of a telecommunications infrastructure;
(iii)   ease of use;
(iv)    language barriers; and
(v)     quality of service.

If The Telecommunications Infrastructure In China Is Not Improved, Our Business Will Be Limited In It's Growth

Access to the Internet requires a relatively advanced telecommunications infrastructure. The telecommunications infrastructure in many parts of China is not as well-developed as in the United States or other countries. The quality and continued development of the telecommunications infrastructure in China will have a substantial impact on our ability to deliver our services and on the market acceptance of the Internet in China in general. If further improvements in the Chinese telecommunications infrastructure are not made, the usage of the Internet in China may not grow as anticipated. If access to the Internet in China does not continue to grow or grows more slowly than we anticipate, then our planned technology products and services may not achieve the required consumer acceptance and our business, financial condition and results of operations may be adversely affected.

If We Are Not Able To Effectively Manage Expanding Operations, Then Our Business May Be Harmed

Our business plan anticipates that our business operations will undergo significant expansion as we establish our business operations. This expansion will require us to hire additional personnel and establish offices in locations within China. We anticipate that this growth will place a significant strain on our managerial, operational and financial resources. To accommodate this growth, we must successfully find and train additional employees, acquire and implement new computer hardware and software systems and establish new offices. We may not succeed with these efforts. Our failure to expand in an efficient manner could cause our expenses to be greater than anticipated, our revenues to grow more slowly than expected and could otherwise have an adverse effect on our business, financial condition and results of operations.

If We Are Unable To Hire And Retain Key Personnel, Then We May Not Be Able To Implement Our Business Plan

We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our president and chief executive officer, Mr. Weiguo Lang. The loss of the services of Mr. Lang or any of our key management, sales or technical personnel could have an adverse effect on our business, financial condition and results of operations. In addition, our success is largely dependent on our ability to hire highly qualified managerial, sales and technical personnel. These individuals are in high demand and we may thus not be able to attract the staff we need within our budget.

ITEM 2.    Description of Property

Our corporate headquarters are located at Suite 206, 4505 Las Virgenes Road, Calabasas, California, where our principal executive functions are carried out. We lease approximately 1200 square feet in Calabasas, California on a month to month basis. We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

ITEM 3.    Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the fiscal year ending December 31, 2000.

                              PART II

ITEM 5.    Market for Registrant's Common Equity and Related
           Stockholders Matters

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol QNNT. The first day on which the Company's shares were traded under the stock symbol QNNT was January 10, 2000. The high and the low trades for our shares for each quarter of actual trading were:

Quarter                       High        Low
-------                       ----        ---

1st Quarter 2000             $17.125      $8.25
2nd Quarter 2000             $14.25       $8.50
3rd Quarter 2000             $12.00       $10.00
4th Quarter 2000             $12.00       $9.50
1st Quarter 2001 (to date)   $10.00       $5.875

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of the date of March 26, 2001, there were seven hundred (700) registered shareholders of our common stock.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with Delaware General Corporation Law.

Recent Sales of Unregistered Securities

We approved our 2000/A incentive stock option plan on September, 2000. Our 2000/A stock option plan provides for the grant of incentive stock options to purchase our common stock to our directors, officers, employees and eligible consultants. Options to purchase a total of up to 260,000 shares of our common stock may presently be granted under the stock option plan.

We granted options to purchase a total of 260,000 shares of our common stock under the stock option plan during the year ended December 31, 2000. Each option granted is for a term of four years from the date of grant and is exercisable at price of $10.00 per share.

ITEM 6.    Management's Discussion and Analysis or Plan of Operation

Our plan of operations includes completion of the acquisition of a majority interest in Qinnet Holdings or a merger with Qinnet Holdings and pursue the development of the business of Qinnet Holdings once the acquisition or merger is complete. Accordingly, we have included the plan of operations of Qinnet Holdings presented below. We anticipate that we will spend approximately $100,000 in legal, accounting and other professional fees in connection with the completion of this acquisition or merger over the next six months. There is no assurance that the acquisition or merger of Qinnet Holdings will be completed.

We plan to pursue our Liaoning Qinnet electronic book publishing joint venture. We plan to advance an additional $2,720,000 to Liaoning Qinnet to fund our portion of the joint venture expenses over the next twelve months.

We also plan to advance a total of $980,000 to the Qin Powernet Inc. joint venture to fund the thin-client server technology pilot projects in Tianjin and Beijing, pursuant to our memorandum of understanding with Powernet, subject to a determination to proceed with these pilot projects.

The plan of operations of Qinnet Holdings over the next twelve months includes the following elements:

1. Qinnet Holdings plans to spend approximately $500,000 on the purchase of equipment for Tianjin Qinnet.

2. Qinnet Holdings plans to spend approximately $250,000 US over the next twelve months to complete development and commence marketing of the Internet solution software (XSP) being developed by Beijing Qinnet.

3. Qinnet Holdings plans to spend approximately $200,000 on the development of the QinTop communication network.

4. Qinnet Holdings anticipates requiring $800,000 for working capital over the next twelve months.

We plan to generate revenues from the following activities upon completion of our stated plan of operations and the acquisition of Qinnet Holdings:

1. Internet content related services including web hosting, web design and on-line services.

2.    VoIP telephony services.

3. Electronic reading device sales, electronic book publishing, on-line book sales via joint venture and new e-Book web site.

4.    Electronic commerce services.

5. Data communications services, including narrowband and broadband installations and access services such as ISDN.

6. Dial up and leased line access to individuals and corporate customers.

We plan to spend approximately $3,800,000 over the next twelve months in pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that a total of approximately $2,000,000 will be spent in the next six months, subject to our achieving financing. Qinnet Holdings plans to spend an additional amount of approximately $1,750,000 over the next twelve months in pursuing its stated plan of operations.

We had cash in the amount of $291,338 as of December 31, 2000. Qinnet Holdings and its subsidiaries currently have cash in the approximate amount of $2,050,000. Accordingly, we will require significant amounts of additional financing in order to: (i) complete the acquisition of a majority interest in Qinnet Holdings or merge with Qinnet Holdings; (ii) fund our Liaoning Qinnet joint venture agreement and our Qin Powernet Inc. memorandum of understanding; and (iii) complete the plan of operations of Qinnet Holdings if we are successful in acquiring a majority interest in Qinnet Holdings or if we merge with Qinnet Holdings. We will plan our expenditures around our capital resources in order to maintain our operations. The amount of expenditures may vary if: (i) we determine to expand or accelerate our plan of operations; (ii) the actual costs incurred in pursuing our stated plan of operations are greater than anticipated; or (iii) we are not successful in achieving revenues upon completion of our stated plan of operations. We do not have any arrangement in place for any debt or equity financing which would enable us to achieve additional financing if required. There is no assurance that we will be able to secure the required additional financing. There is no assurance that completion of our stated plan of operations will successfully generate the planned revenues or that any revenues generated will be sufficient to fund future operations.

Our business plan may differ from our stated plan of operations.
We may decide not to pursue the stated plan of operations of Qinnet Holdings if we are successful in acquiring a majority interest in Qinnet Holdings. In addition, we may modify our stated plan of operations or the stated plan of operations of Qinnet Holdings if actual costs are greater than anticipated, if we are not able to achieve financing or if we secure financing in order to expand or accelerate our plan of operations.

RESULTS OF OPERATIONS

The results of our operations are presented below. These results of operations do not include the results of operations of Qinnet
Holdings or its Chinese subsidiaries and operations.

2000 compared with 1999

We did not earn any revenues during the year ended December 31, 2000. We anticipate that we will not earn revenues until such time as the acquisition of Qinnet Holdings is complete or until such time as we realize revenues from our Liaoning Qinnet joint venture agreement or our Qin Powernet, Inc. joint venture with Powernet.

We incurred a net loss in the amount of $1,301,004 for the year ended December 31, 2000. We did not incur any operating expenses for the year ended December 31, 1999 as we did not have any active business operations during this period. Our operating loss was primarily attributable to operating expenses incurred in the amount of $1,315,614 for the year ended December 31, 2000.

Our operating expenses incurred during the year ended December 31, 2000 consisted of general and administrative expenses in the amount of $27,380, non-cash consulting expenses in the amount of $918,763, start-up costs in the amount of $36,471 attributable to our electronic book publishing joint venture and reorganization expenses in the amount of $333,000 associated with our agreement with Internet Corporation of America, Inc. Our general and administrative expenses included an amount of $25,000 payable to Qinnet Holdings in consideration of Qinnet Holdings providing the services of Weiguo Lang and Paul Schwartz during 2000 and providing office and administration services. Our non-cash consulting expenses were attributable to non-cash compensation costs associated with stock options granted to non-employees. This non-cash compensation expense was the primary component of our increased operating costs for 2000. The increase in operating expenses also reflects increased professional expenses incurred as a result of our becoming a reporting company under the United States Securities Exchange Act of 1934 during 2000. We expect to continue to incur higher professional expenses in order to comply with our ongoing obligations under the Securities Exchange Act of 1934. We anticipate that our operating expenses will continue to increase as we carry out our stated plan of operations, subject to our achieving the required financing. We also anticipate that our operating expenses will increase substantially if we are successful in completing the acquisition of Qinnet Holdings. We anticipate that we will not incur any further reorganization expense in connection with our reorganization agreement with Internet Corporation of America.

1999 compared with 1998

We did not earn any revenues during the year ended December 31, 1999 as we did not have any active business operations during the year ended December 31, 1999.

We did not incur any operating expenses during either of the years ended December 31, 1999 or December 31, 1998 as we did not have active business operations in either of these years.

Liquidity and Capital Resources

We had cash in the amount of $291,338 as of December 31, 2000. We had a working capital deficit in the amount of $56,251 as of December 31, 2000.

Our operations were funded during the year ended December 31, 2000 by advances from Qinnet Holdings. Qinnet Holdings has advanced funds to us as an unsecured loan without a specific repayment schedule. We had a total liability of $345,072 to Qinnet Holdings as of December 31, 2000.

We invested a total of $280,000 in our Liaoning Qinnet joint venture during the year ended December 31, 2000. Funds for this investment were advanced by Qinnet Holdings and form part of our outstanding liability to Qinnet Holdings.

We did not obtain any financing from any sales of our common stock during the year ended December 31, 2000. None of our granted stock options were exercised during 2000. We currently have options to purchase a total of 260,000 shares of our common stock outstanding at a price of $10.00 per share. None of these options have been exercised as of March 26, 2001.

We have relied on loans from Qinnet Holdings to fund our operational expenses to date. Our current cash reserves are only sufficient to enable us to operate for a period of less than one month without further advances from Qinnet Holdings. Qinnet Holdings has assured us that it will continue to advance funds to us on a loan basis in the short term to fund our continuing operating requirements.

We will require additional capital if we are to complete the acquisition of Qinnet Holdings and proceed with our Liaoning Qinnet joint venture and the Qin Powernet memorandum of understanding. We anticipate that Qinnet Holdings will advance a portion of these funds. If we are successful in completing the acquisition of Qinnet Holdings, we will require additional financing to complete the plan of operations of Qinnet Holdings, as discussed above.

We are currently seeking private placement financing in order to enable us to achieve the required funds. We anticipate that any additional financing would be through the sales of our common stock. We do not have any arrangements in place for the sale of any of our common stock and there is no assurance that we will be able to achieve funding through the sales of our common stock.

We anticipate that we will continue to incur losses for the foreseeable future. We base this expectation in part on the expectation that we will incur substantial marketing and operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

Our stated plan of operations includes forward-looking statements. Our actual results may differ materially from this stated plan of operations. Factors which may cause our actual results or our actual plan of operations to vary include decisions of the board of directors not to pursue the stated plan of operations based on a reassessment by our board of directors of the plan which is in our best interest, change in the Internet business environment and changes in general economic conditions and those factors which we have identified as risk factors in this Form 10-KSB Annual Report.

Impact of the Year 2000 Issue

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs were not expected to properly recognize a year that begins with "20" instead of the familiar "19". Many experts believed that if not corrected this problem would lead to widespread computer failures. Since the turn of the century, however, we have not experienced any adverse effects of this Year 2000 problem.

ITEM 7.     Financial Statements


Index to Consolidated Financial Statements                              Page
                                                                        ----

Report of Independent Certified Public Accountants                      F-1

Consolidated Financial Statements:

     Consolidated Balance Sheets as at December 31, 2000 and 1999       F-2

     Consolidated Statements of Operations                              F-3
     for the years ended December 31, 2000 and 1999
     and cumulative from Inception to December 31, 2000

     Consolidated Statement of Stockholders' Equity                     F-4
     for the years ended December 31, 2000 and 1999
     and cumulative from Inception to December 31, 2000

     Consolidated Statements of Cash Flows                              F-6
     for the years ended December 31, 2000 and 1999
     and cumulative from Inception to December 31, 2000

     Notes to Consolidated Financial Statements                         F-7

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
        --------------------------------------------------


Board of Directors
Qinnet.com, Inc.

We have audited the accompanying consolidated balance sheets of Qinnet.com, Inc. (the "Company") (a development stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations and cash flows for the years then ended and for the period from May 31, 1989 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qinnet.com, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its consolidated cash flows for the years then ended and for the period from May 31, 1989 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of capital. Management's plans in regard to these matters are also described in Note A. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP
Irvine, California
March 23, 2001

                         Qinnet.com, Inc.
                  (a development stage company)
                   CONSOLIDATED BALANCE SHEETS
                           December 31,


                                                 2000           1999
                                              -----------    -----------
                       ASSETS

CURRENT ASSETS
   Cash                                       $   291,338    $         -
   Accounts receivable                                249              -
                                              -----------    -----------
        Total current assets                      291,587              -

PROPERTY AND EQUIPMENT
   Furniture and equipment                         48,061              -
   Less - accumulated depreciation                   (393)             -
                                              -----------    -----------
                                                   47,668              -
                                              -----------    -----------
                                              $   339,255    $         -
                                              ===========    ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                           $     2,766    $         -
   Amount due to related parties                  345,072              -
                                              -----------    -----------
        Total current liabilities                 347,838              -

MINORITY INTEREST                                  76,321              -

STOCKHOLDERS' EQUITY

   Common stock, par value $0.00001 per share;
     authorized-50,000,000, issued and
     outstanding-1,300,497 shares in 2000 and
     1,250,497 in 1999                                 13             13
   Additional paid-in capital                   1,221,605         55,505
   Stock subscription receivable                        -        (50,000)
   Deficit accumulated during the
     development stage                         (1,306,522)        (5,518)
                                              -----------    -----------
        Total stockholders' equity                (84,904)             -
                                              -----------    -----------
                                                 $339,255    $         -
                                              ===========    ===========


The accompanying notes are an integral part of these statements.

                          Qinnet.com, Inc.
                  (a development stage company)
              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 Cumulative
                                                             From inception
                                                             (May 31, 1989)
                                  Year ended    Year ended          through
                                 December 31,  December 31,     December 31,
                                     2000          1999             2000
                                 -----------   -----------   --------------
Revenues                         $         -   $         -   $            -

Operating expenses
   General and administrative
     Expenses                         27,380             -           31,380
   Consulting expense                918,763             -          918,763
   Start-up cost of joint venture     36,471             -           36,556
   Reorganization cost               333,000             -          333,000
                                 -----------   -----------   --------------
Operating loss                    (1,315,614)            -       (1,319,699)

Interest income                          984             -              984
Other expenses                          (641)            -           (2,074)
                                 -----------   -----------   --------------
   Loss before minority interest  (1,315,271)            -       (1,320,789)

   Minority interest in net loss
     of subsidiary                    14,267             -           14,267
                                 -----------   -----------   --------------
   Net loss                      $(1,301,004)  $         -   $   (1,306,522)
                                 ===========   ===========   ==============

Basic and diluted net loss per
   Share                         $     (1.01)  $         -
                                 ===========   ===========
Weighted average shares
   Outstanding                     1,285,743     1,250,497
                                 ===========   ===========

The accompanying notes are an integral part of these statements.

                          Qinnet.com, Inc.
                  (a development stage company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       For the period from May 31, 1989 to December 31, 2000

                                                          Deficit
                                                          accumulated
                  Common Stock   Additional     Stock     during the
              -----------------  paid-in     subscription development
                Shares   Amount  capital      receivable  stage        Total
              ---------  ------  ----------  ------------ -----------  -------
Issuance
  of stock
  at form-
  ation on
  May 31,
  1989       16,000,000  $  160  $        -  $          - $         -  $   160

Effect of
  one-for-
  seven
  reverse
  split on
  June 27,
  1996      (13,714,000)   (137)        137             -           -        -

Issuance
  of
  common
  stock
  to new
  majority
  shareholder
  on November
  27, 1996    7,714,000      77      49,923       (50,000)          -        -

Capital
  contributed
  to support
  development
  during the
  period May
  31, 1989
  through
  December 31,
  1992                -       -       5,358             -           -    5,358

Net loss for
  the period
  May 31, 1989
  Through
  December 31,
  1998                -       -           -             -      (5,518)  (5,518)
              ---------  ------  ----------  ------------ -----------  -------
Balance at
  December
  31, 1998   10,000,000 $   100  $   55,418 $     (50,000) $   (5,518) $     -

                                 -Continued-
        The accompanying notes are an integral part of these statements.

                          Qinnet.com, Inc.
                  (a development stage company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       For the period from May 31, 1989 to December 31, 2000

                                                         Deficit
                                                         accumulated
                  Common Stock   Additional    Stock     during the
              -----------------  paid-in    subscription development
                Shares   Amount  capital     receivable  stage        Total
              ---------  ------  ---------- ------------ -----------  -------
Balance
  at
  December
  31,1998    10,000,000 $   100  $   55,418 $    (50,000)$   (5,518) $      -

Effect of
  one-for-
  eight
  reverse
  split on
  July 31,
  1999       (8,749,503)    (87)         87            -          -         -
              ---------  ------  ---------- ------------ ---------- ----------

Balance
  at
  December
  31, 1999    1,250,497      13      55,505      (50,000)    (5,518)        -

Issuance
  of
  common
  stock
  for
  acquisition
  of ICA         50,000       -     283,000            -          -    283,000

Receipt of
  stock
  subscription        -       -           -       50,000          -     50,000

Stock options
  granted to
  nonemployees        -       -     883,100            -          -    883,100

Net loss for
  the year            -       -           -            - (1,301,004)(1,301,004)
              ---------  ------  ---------- ------------ ---------- ----------
Balance at
  December
  31, 2000    1,300,497  $   13  $1,221,605 $          -$(1,306,522)$  (84,904)
              =========  ======  ========== ============ ========== ==========


The accompanying notes are an integral part of these statements.

                          Qinnet.com, Inc.
                  (a development stage company)
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Cumulative
                                                             From inception
                                                             (May 31, 1989)
                                  Year ended    Year ended          through
                                 December 31,  December 31,     December 31,
                                     2000          1999             2000
                                 -----------   -----------   --------------
Cash flow from operating
 activities:
  Net loss for the period        $(1,301,004)  $         -   $   (1,306,522)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities
     Minority interest in net
       loss of subsidiary            (14,267)            -          (14,267)
     Depreciation                        393             -              393
     Compensation expense from
       stock option grants           883,100             -          883,100
     Reorganization cost             283,000             -          283,000
     Changes in assets and
      Liabilities
        Increase in accounts
         Receivable                     (249)            -             (249)
        Increase in accounts payable   2,766             -            2,766
                                 -----------   -----------   --------------

Net cash used in operating
  Activities                        (146,261)            -         (151,779)
                                 -----------   -----------   --------------

Cash flows from investing activities:
  Purchase of furniture and
   Equipment                         (48,061)            -          (48,061)
                                 -----------   -----------   --------------

Cash flows from financing activities:
  Capital contributed to support
   Development                             -             -            5,518
   Minority interest investment in
    Subsidiary                        90,588             -           90,588
   Net borrowings from related
    Entities                         345,072             -          345,072
   Receipt of stock subscription      50,000             -           50,000
                                 -----------   -----------   --------------

        Net cash provided by
         financing activities        485,660             -          491,178
                                 -----------   -----------   --------------

        Increase in cash             291,338             -          291,338

Cash at beginning of period                -             -                -
                                 -----------   -----------   --------------

Cash at end of period            $   291,338  $          -   $      291,338
                                 ===========   ===========   ==============


The accompanying notes are an integral part of these statements.

                          Qinnet.com, Inc.
                    (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000 and 1999

NOTE A - DESCRIPTION OF BUSINESS

Qinnet.com, Inc., a Delaware corporation, was incorporated on May 31, 1989 as Specialists, Inc. In 1996, Specialists, Inc. amended its Certificate of Incorporation to change its name to Eastern Group International Co., Ltd. Also during 1996, Eastern Group International Co., Ltd. issued 7,714,000 shares of common stock in exchange for $50,000 and changed its name to Telespace Limited. In December 1999, Telespace Limited changed its name to Qinnet.com, Inc. On April 13, 2000, Qinnet.com acquired all of the issued and outstanding shares of Internet Corporation of America, Inc. (ICA). At the date of acquisition, ICA was a reporting company under the Securities Exchange Act of 1934 and had no operations, assets or employees (see Note C).

Qinnet.com's business plan is to become a leading provider of value-added technology products and services to government entities, private enterprises and individuals within China in the areas of electronic book publishing, thin-client server technology and internet related technologies and services.

Qinnet.com entered into a joint venture agreement effective August 18, 2000 for electronic publishing of books for the Chinese market with Liaoning Publishing Group, a publisher located in the Province of Liaoning of the People's of Republic of China (PRC). Under the terms of agreement, the parties will invest $5,000,000 to establish a joint venture company called Liaoning Qinnet E-book Technologies Co., Ltd. (Qinnet E-book) under the enterprise laws of the PRC. Qinnet.com will contribute $3,000,000 to own 60% of the joint venture company. The joint venture will be for an initial term of 20 years. As of December 31, 2000, Qinnet.com has contributed $280,000 to Qinnet E-Book as its initial start-up capital and plans to advance approximately $2,720,000 to Qinnet E-book to fund Qinnet.com's portion of the joint venture expenses over the next twelve months, subject to Qinnet.com achieving the required financing. The activities of Qinnet E-book are consolidated with Qinnet.com and are collectively referred to as the Company.

The Company is a development stage enterprise and its activities through December 31, 2000 have been principally devoted to organizational activities, acquiring equity interests in ICA and Qinnet E-book and other efforts. The business plan of the Company calls for increased expenses associated with the expansion and acquisition of Qinnet Holdings (see Note D) and the funding and development of Qinnet E-book. Management anticipates that revenues from operations will initially be insufficient to cover these expenses. As a result, the Company is fully dependent upon management and significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity until commencement of operations.

                          Qinnet.com, Inc.
                   (a development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000 and 1999


NOTE A - DESCRIPTION OF BUSINESS - Continued

Management plans to raise approximately $3,000,000 through a private placement for Qinnet E-book during the second quarter of fiscal year 2001 and will continue to pursue additional financing necessary to fund its other operations. There is no assurance that the Company will be able to raise the necessary capital to fund the initial and continuing investments in Qinnet Holdings and Qinnet E-Book, or to consummate the merger with Qinnet Holdings.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Qinnet.com, Inc., its wholly-owned subsidiary, Internet Corporation of America, Inc. and its 60% owned subsidiary, Liaoning Qinnet E-book Technologies Co., Ltd. All significant intercompany transactions and balance have been eliminated in consolidation.

The minority shareholder's 40% interest in Liaoning Qinnet E-book Technologies Co., Ltd. and the proportionate share of loss therefrom have been reflected as "Minority Interest" in the accompanying consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include all cash on hand, cash in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less.

Foreign Currency Translation

Qinnet E-book uses the local currency as the functional currency for its China operations. Accordingly, assets and liabilities outside the U.S. are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during the year. The cumulative translation gain or loss is shown as an adjustment to stockholder's equity and included in the comprehensive loss. There were no significant foreign currency transaction or translation gains or losses at December 31, 2000.

Furniture and equipment

Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five years.

                         Qinnet.com, Inc.
                 (a development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2000 and 1999

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loss Per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per shares is based on the assumption that options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Fair value of financial instruments

The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short maturity of these financial instruments.

Use of estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

The amount previously reported as cash at December 31, 1999 has been reclassified to stock subscription receivable as payment for the shares was completed after that date.

                         Qinnet.com, Inc.
                  (a development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2000 and 1999

NOTE C - ACQUISITION OF INTERNET CORPORATION OF AMERICA

On April 13, 2000, Qinnet.com purchased 100% of the issued and outstanding shares of Internet Corporation of America, Inc.
(ICA), a Delaware corporation, for $50,000 cash and 50,000 shares of restricted, unregistered common stock. This change in control of ICA occurred in conjunction with the closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between ICA and Qinnet.com. As a result of this transaction, ICA became a wholly-owned subsidiary of Qinnet.com. Upon effectiveness of the Reorganization Agreement, Qinnet.com became the successor issuer to ICA for reporting purposes under the Securities Exchange Act of 1934.

The common stock of Qinnet.com issued in this transaction was valued at $283,000, the estimated value of the Company's restricted, unregistered shares. The total cost of the acquisition of $333,000 was recorded as a reorganization cost, since ICA was a dormant entity with no operations, assets or employees.


NOTE D - MERGER TRANSACTION

The Company has an agreement dated January 12, 2000 to merge with Qinnet Holdings Corp. (a Washington State corporation). Both the Company and Qinnet Holdings Corp. share common directors and officers. Under the terms of the agreement, the Company will issue one share of common stock for each share of Qinnet Holdings Corp. issued and outstanding common stock, if the merger is consummated. As of December 31, 2000, Qinnet Holdings Corp. had 13,088,100 shares of common stock issued and outstanding.

The business activities of Qinnet Holdings are carried out in China by Beijing QinNet Electronic Technologies Co., Ltd. (Qinnet Beijing). Qinnet Beijing and Qincom Network, Inc. (a British Columbia, Canada company) are wholly owned subsidiaries of Qinnet Holdings.

                           Qinnet.com, Inc.
                    (a development stage company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2000 and 1999

NOTE D - MERGER TRANSACTION - Continued

Qinnet Beijing participates in several joint venture agreements with Chinese internet companies and has options to purchase equity interests in two joint ventures. Currently, the President and CEO of the Company is the registered owner of a 51% and 70% ownership interest in these joint ventures. The funds used to purchase the President and CEO's equity interests in these joint ventures were provided by Qinnet Beijing. Exercise of the first option would transfer 51% ownership of the joint venture to Qinnet Beijing and would require the payment of 50,000 Chinese RMB or approximately $6,200. Further, Qinnet Beijing has the option to increase its ownership interest in this joint venture to 70% for an additional $200,000. Exercise of the other option would transfer 70% ownership of the second joint venture to Qinnet Beijing and would require the payment of 70,000 Chinese RMB or approximately $8,700. The option agreements have a five-year term expiring on March 24, 2005.
The option arrangements have been structured to enable Qinnet Beijing to comply with PRC foreign ownership laws and restrictions. The option is transferable by Qinnet Beijing to give flexibility in structuring its ownership arrangement. Qinnet Holdings anticipates that the foreign ownership laws of the PRC may change prior to the expiration of the option period or the option will be extended.

Qinnet Beijing also has two wholly-owned subsidiaries, Beijing IT Consulting Co., Ltd. and Hulunbeier Qinnet. Qinnet Holdings does not have any obligation to invest further capital in its joint ventures and subsidiary companies; however, Qinnet Holdings anticipates that it may provide additional funding of approximately $1,000,000 subject to available financing.

As of December 31, 2000, the proposed merger with Qinnet Holdings has not been completed. Due to common management of the two merging corporations, this transaction will be accounted for in a manner similar to a pooling of interests, whereby no step-up will be made in the valuation of the assets of the acquired company and the combined financial statements of the merged entities will become the historical financial statements of the Company.

On March 14, 2001, the Company extended an offer to accredited United States shareholders and non-Canadian foreign shareholders to exchange their shares in Qinnet Holdings for shares in Qinnet.com on the basis of one share of Qinnet.com common stock for each share of Qinnet Holdings common stock. This offer is valid until April 23, 2001 and covers approximately 94% of the outstanding shares of Qinnet Holdings. There can be no assurance that this offer will be accepted or that Qinnet.com will obtain a controlling interest in Qinnet Holdings. If the offer is accepted, Qinnet.com may abandon or delay the planned merger with Qinnet Holdings.

                           Qinnet.com, Inc.
                   (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2000 and 1999

NOTE E - AMOUNT DUE TO RELATED PARTIES

The amount due to related parties consists of advances from Qinnet Holdings Corp. and its subsidiary for working capital.
The advance is unsecured, interest-free and does not have specific repayment terms.

Qinnet Holdings has consulting agreements with certain individuals who are officers of the Company. A portion of the consulting fees and rental costs incurred by Qinnet Holdings have been allocated to the Company. The total allocation for these costs was $25,000 for the year ended December 31, 2000.


NOTE F - STOCK OPTION PLAN

In March 2000, the Company adopted the 2000 Stock Option Plan (the Plan), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase up to an aggregate of 187,500 shares of the Company's common stock. Upon board approval, the number of shares available for grant could be increased quarterly to an amount equal to 15% of the Company's outstanding shares of common stock. Options granted under this plan during 2000 were cancelled and reissued under the amended stock option plan described below.

In September 2000, the 2000 Stock Option Plan was terminated and the 2000/A Stock Option Plan was adopted. Under the new plan, the Company is authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase up to an aggregate of 260,000 shares of the Company's common stock. Upon board approval, the number of shares available for grant may increase quarterly to an amount equal to 20% of the Company's outstanding shares of common stock. The options may have a term of up to ten years and generally vest immediately.

Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. No options to employees were granted during the year ended December 31, 2000.

                           Qinnet.com, Inc.
                   (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2000 and 1999

NOTE F - STOCK OPTION PLAN - Continued

Under the new Plan, the Company issued options to certain consultants. Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable. Compensation is charged to expense over the shorter of the service or vesting period. Unearned amounts are shown as deferred compensation in shareholders' equity. Total compensation cost recognized in the accompanying statement of operations for options granted to non-employees was $883,100 for the year ended December 31, 2000.

The following table summarizes information about stock option transactions for the year ended December 31, 2000:


                                                       Weighted average
                                           Shares       exercise price
                                         ----------    ----------------
Options outstanding January 1, 2000               -              -
Granted                                     372,500            $10.00
Exercised                                         -              -
Canceled                                   (112,500)           $10.00
                                         ----------
Options outstanding December 31, 2000       260,000            $10.00
                                         ==========
Options available for grant                       -
                                         ==========

The exercise price of all options outstanding at December 31, 2000 is $10.00, and the options have a weighted average remaining contractual life of 5 years. All outstanding options are fully vested.

Weighted average fair value of options granted during the year are as follows:

Exercise price is below market price at date of grant          $4.10

Exercise price equals market price at date of grant            $3.11

The fair value of employee stock options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Expected life (years)                                        4 years
Risk-free interest rate                                        6.00%
Expected volatility                                              27%
Expected dividend yield                                           -

                           Qinnet.com, Inc.
                   (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2000 and 1999

NOTE G - INCOME TAXES

Income taxes are provided pursuant to Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. The statement requires the use of an asset and liability approach for financial reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. As a result, the tax benefit of the loss carryforward and stock options granted of $170,000 and $40,000, respectively, have been offset by a valuation allowance totaling $210,000.

As of December 31, 2000, the Company had approximately $397,000 of federal and state operating loss carryforwards available to reduce future federal and state tax liability through the year 2020 for federal purposes and 2005 for state purposes. Utilization of these tax losses will be limited in any one year as a result of the change in the Company's ownership.


NOTE H-FOREIGN CASH BALANCES

The Company maintains all cash balances in financial institutions located in Canada and China. The Company has not experienced significant losses in such accounts due to changes in foreign currency exchange rates at December 31, 2000.


NOTE I - SUBSEQUENT EVENT

On January 8, 2001, Qinnet.com entered into a memorandum of understanding with Powernet USA Ltd., a Delaware corporation, wherein the parties will combine efforts to establish and provide thin-client server-based services in the People's Republic of China. As part of this effort, operational centers will be established in Beijing and Tianjin, China on a pilot project basis, each with one server capable of serving 2,000 end users or terminals.

                           Qinnet.com, Inc.
                   (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2000 and 1999

NOTE I - SUBSEQUENT EVENT - Continued

The parties have incorporated QinPowerNet Inc., a Canadian Federal Corporation, to carry out the joint venture.
QinPowerNet Inc. will be 49% owned by Qinnet.com and 51% by Powernet USA, Ltd. Revenues from the joint venture will be shared on a 50/50 basis and Qinnet.com will be required to contribute 49% of the necessary working capital as required by the designated management committee of the joint venture. The project is subject to completion of technical feasibility studies. Financing for the joint venture will be negotiated upon determination of technical feasibility. The timetable for evaluating and implementing the project is scheduled to begin in January 2001 and continue through August 2001.

On January 4, 2001, Qinnet E-Book entered into a cooperative agreement with Guangzhou Bolisi Softwares Co., Ltd. (GBSC) wherein GBSC will develop POCKET1X 1.5-2000 OS. As part of the agreement, Qinnet E-Book will purchase 100,000 units of this product within one year after GBSC has started production and will pay supporting service charges of 45 Chinese RMB (approximately $5) for each unit purchased.

ITEM 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

S.W. Hatfield, CPA has declined reappointment as the principal accountant to audit our financial statements, beginning with our financial statements for the year ending December 31, 2000, by notice dated December 8, 2000 and received by us on December 15, 2000.

The reports of S.W. Hatfield, CPA on the financial statements for the years ended December 31, 1999 and December 31, 1998 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as described below.

The audit report of S.W. Hatfield, CPA dated April 10, 2000 on our financial statements for the years ended December 31, 1999 and December 31, 1998 contained a separate paragraph stating as follows:

     "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties."

During our fiscal years ended December 31, 1999 and December 31, 1998, and each interim period subsequent to December 31, 1999 preceding S.W. Hatfield, CPA's resignation, there were no disagreements between us and S.W. Hatfield, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of S.W. Hatfield, CPA, would have caused S.W. Hatfield, CPA to make reference to the subject matter of the disagreement (s) in connection with its report on our financial statements.

At our request, S.W. Hatfield, CPA has furnished its letter dated
December 20, 2000 addressed to the Securities and Exchange
Commission stating that it agrees with the statements made by us regarding the change in our certifying accountant.

We engaged Grant Thornton LLP as our independent auditor on January 30, 2001 to audit our financial statements for the year ending
December 31, 2000.

Except as discussed above, we have had no changes in or disagreements with our accountants on accounting or financial disclosures.

                             PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act.

The following information sets forth the names of our officers and directors, their present positions with Qinnet.com, and their biographical information.


Name of Director             Age          Position
----------------             ---          --------

Weiguo Lang                  42           Chief Executive Officer,
                                          President and Director

Paul Schwartz                37           Secretary, Treasurer and Director

Lynn Patterson               58           Director


Dr. Weiguo Lang was appointed as our president and to our board of directors on October 26, 1999. In 1997, Dr. Lang established the first Internet service provider operation in Chengdu, the capital of Sichuan Province, which was one of the earliest Internet service provider operations in China. Since then, Dr. Lang has pursued and researched various Internet opportunities in China. From 1995 to 1998, Dr. Lang was President of Agro International, a publicly-listed Canadian corporation. From 1993 thru 1994, he was a senior consultant for International Business for the Canadian International Trade & Development Corporation. Prior to moving to Canada to further his education, Dr. Lang was a division manager in Heilongjiang Province, China from 1984 to 1987. Dr. Lang received M.Sc. and Ph.D. degrees in Engineering from Canada and a B.Sc. degree from China. Most of his work was related to computer programming and mathematical modeling and simulation. Dr. Lang speaks fluent mandarin and English. Dr. Lang is a director and is the president of Qinnet Holdings.

Mr. Paul Schwartz was appointed to our board of directors on May 8, 2000. Mr. Schwartz has ten years of experience as a stockbroker and in investment banking. Mr. Schwartz was a vice-president of investments with Josephthal Lyon from 1995 to 1998. Mr. Schwartz has also held vice-president positions with Royce Investment Group, Spencer Trask and Thomas James. Mr. Schwartz was the senior vice-president of new business development for Turbodyne Technologies Inc. from 1998 to early 2000. Turbodyne Technologies is an automotive component-manufacturing corporation in California. Mr. Schwartz was responsible for creating strategic alliances with industry leading companies in the automotive components industry. Mr. Schwartz was president of GSG Global Synergy Group during 2000, which delivered services to Qinnet Holdings. Mr. Schwartz was senior vice-president of manufacturing of Supremetal Fabricators, a food service equipment manufacturing company, from 1985 to 1990. Mr. Schwartz received his bachelors degree in finance from Syracruse University in 1985. Mr. Schwartz is a director and is the secretary, treasurer and senior vice-president of Qinnet Holdings.

Mr. Lynn Patterson was appointed to our board of directors on May 8, 2000. Mr. Patterson was a senior executive with B.C. Telecom ("B.C. Tel) until his retirement in 1995. Mr. Patterson was the president and chief operating officer of B.C. Tel when he retired in 1995. Mr. Patterson worked for 31 years with B.C. Tel in many senior management and executive positions, including the position of executive vice-president of diversified operations from 1987 to 1990. Mr. Patterson was appointed chief operating officer of B.C. Tel in 1990 and was appointed president in 1992.

Committees of The Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.
However, our board of directors will establish various committees during the current fiscal year.

Compensation Of Directors

Our directors do not receive cash compensation for their services as directors or members of committees of the board, but are reimbursed for their reasonable expenses incurred in attending board or committee meetings. Our 2000/A Stock Option Plan permits the grant of options for the purchase of shares of our common stock to our directors. See below "Summary Compensation Table, Stock Option Grants" for information about options granted to our directors for the fiscal year ended December 31, 2000.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

----------------------------------------------------------------------------
                              Number     Transactions     Known Failures
                              Of Late    Not Timely       To File a Required
Name and Principal Position   Reports    Reported         Form
----------------------------------------------------------------------------
Weiguo Lang, Director            1           0            None
President

Paul Schwartz, Director          1           0            None
Secretary and Treasurer

Lynn Patterson, Director         1           0            None
----------------------------------------------------------------------------

ITEM 10.	Executive Compensation

The following table sets forth certain information as to our highest paid executive officers and directors for our fiscal year ended December 31, 2000. No other compensation was paid to officer or directors other than the cash and stock option compensation set forth below.


==============================================================================


                        SUMMARY COMPENSATION TABLE

==============================================================================


                 Annual Compensation    Long Term Compensation
                 -------------------    ----------------------
                                        Awards               Payouts
                                        ------               -------
                               Other               Securities         All
                               Annual   Restricted Under-             Other
Name and                       Compen-  Stock      lying              Compen-
Principal         Salary Bonus sation   Awards(s)  Options/  LTIP     sation
Position      Year ($)    ($)  ($)        ($)      SARs(#)   Payouts   ($)
==============================================================================


WEIGUO        2000  NIL   NIL    NIL       NIL       NIL       NIL      NIL
LANG(1), (4)
President and
Director

PAUL          2000  NIL   NIL    NIL       NIL       NIL       NIL      NIL
SCHWARTZ(2), (4)
Secretary,
Treasurer and
Director

LYNN          2000  NIL   NIL    NIL       NIL       NIL       NIL      NIL
PATTERSON(3)
Director
------------------------------------------------------------------------------

Notes:

(1) Mr. Lang was appointed as one of our directors and as our president on October 26, 1999.

(2) Mr. Schwartz was appointed as one of our directors on May 8, 2000. Mr. Schwartz was appointed as our secretary and treasurer on August 24, 2000.

(3)   Mr. Patterson was appointed as one of our directors on May 8, 2000.

(4) We paid an amount of $25,000 to Qinnet Holdings during the year ended December 31, 2000 in consideration of Qinnet Holdings providing the services of Mr. Weiguo Lang and Paul Schwartz and providing office and administration services. Of this total amount, an amount of $10,000 was attributable to the services provided by Mr. Lang and $10,000 was attributable to the services provided by Mr. Paul Schwartz, our secretary and treasurer and a director.

Stock Option Grants

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended December 31, 2000:


-----------------------------------------------------------------------------
                      Common Shares    % of Total     Exercise
                      Under            Options/SARs   or Base
                      Options/SARs     Granted to     Price            Expi-
                      Granted          Employees in   ($/Common Share) ration
Name                  #                Financial Year                  Date
----------------------------------------------------------------------------
WEIGUO LANG,(1)       NIL              N/A            N/A              N/A
President and
Director
-----------------------------------------------------------------------------
PAUL SCHWARTZ,(2)     NIL              N/A            N/A              N/A
Secretary, Treasurer
and Director
-----------------------------------------------------------------------------
LYNN PATTERSON,(3)    NIL              N/A            N/A              N/A
Director
-----------------------------------------------------------------------------
Notes:

(1) Mr. Lang was appointed as one of our directors and as our president on October 26, 1999.

(2) Mr. Schwartz was appointed as one of our directors on May 8, 2000. Mr. Schwartz was appointed as our secretary and treasurer on August 24, 2000.

(3)   Mr. Patterson was appointed as one of our directors on May 8, 2000.

Exercises of Stock Options and Year-End Option Values

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended December 31, 2000:


-----------------------------------------------------------------------------
             AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
        FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
-----------------------------------------------------------------------------
                                                              Value of
                                                              Unexercised
                      Common                    Unexercised   in-the-Money
                      Shares         Aggregate  Options       Options/SARs at
                      Acquired on    Value      at Financial  Financial
                      Exercise       Realized   Year-End (#)  Year-End
Name                  (#)            ($)        ($)
-----------------------------------------------------------------------------
WEIGUO LANG           NIL            N/A        NIL           N/A
President and Director

PAUL SCHWARTZ         NIL            N/A        NIL           N/A
Secretary, Treasurer
and Director

LYNN PATTERSON        NIL            N/A        NIL           N/A
Director
-----------------------------------------------------------------------------


Outstanding Stock Options

The following table shows the issued and outstanding stock options held by our officers and directors, and by each person known by us to beneficially own more than 5% of our common stock as of March
26, 2001.


-----------------------------------------------------------------------------
Name and            Exercise    No. of      Date of     Vesting     Expiry
Position            Price       Options     Grant       Date        Date
-----------------------------------------------------------------------------
WEIGUO LANG         N/A         NIL         N/A         N/A         N/A
President and Director

PAUL SCHWARTZ       N/A         NIL         N/A         N/A         N/A
Secretary, Treasurer
and Director

LYNN PATTERSON      N/A         NIL         N/A         N/A         N/A
Director
-----------------------------------------------------------------------------

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 26, 2001 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


==============================================================================
                  Name and address       Number of Shares     Percentage of
Title of class    of beneficial owner    of Common Stock      Common Stock(1)
==============================================================================
Common Stock      Weiguo Lang            1,032,000(2)         79.4%(2)
                  Director, President
                  Ste 635, 632 Anhua Building
                  35 Anding Street
                  Chaoyang District, Beijing
                  China  100029

Common Stock      Paul Schwartz          NIL(3)               NIL %(3)
                  Director, Secretary
                  and Treasurer
                  2 Pine Drive
                  Woodbury, NY  11797

Common Stock      Lynn Patterson         NIL (4)              NIL %(4)
                  Director
                  4054 W. 39th Avenue
                  Vancouver, BC  V6N 3B2

Common Stock      All Officers           1,032,000(5)         79.4%(5)
                  and Directors as a
                  Group (3 persons)
==============================================================================
(1) Based on 1,300,497 shares of our common stock issued and outstanding as of March 26, 2001.

(2)   Includes 1,032,000 shares held by Weiguo Lang.

(3) Paul Schwartz is the owner of 450,000 shares of Qinnet Holdings. We have offered to purchase these shares from Mr. Schwartz in consideration for the issuance of 450,000 shares of our common stock as part of our offer to the U.S. accredited and non-Canadian foreign shareholders of Qinnet Holdings. See Item 1 - Description of Business. Mr. Schwartz has accepted our offer, however our offer is not binding on us to issue these shares as it remains contingent upon acceptance by shareholders of Qinnet Holdings holding a majority of the shares of Qinnet Holdings. Accordingly, Mr. Schwartz cannot require us to issue these shares to him at this time and they are not included in the disclosure of the number of shares of our common stock owned by Mr. Schwartz.

(4)   Lynn Patterson is the owner of 100,000 shares of Qinnet
      Holdings. We have not offered to purchase these shares from Mr. Patterson as he is a Canadian shareholder. See Item 1 - Description of Business.

(5)   Includes 1,032,000 shares of our common stock held by Weiguo Lang.
==============================================================================

Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

Security Ownership of Management.

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.    Certain Relationships and Related Transactions.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

(A)   any director or officer;

(B)   any proposed nominee for election as a director;

(C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Mr. Paul Schwartz, our secretary and treasurer and a director, was offered shares of our common stock in consideration for his shares in Qinnet Holdings as part of our March 14, 2001 Offer to acquire a majority interest in Qinnet Holdings. Our Offer was not extended to Mr. Patterson, one of our directors, as he is a Canadian shareholder. See Item 1. - Description of Business. Mr. Schwartz has accepted our offer and has agreed to sell his shares in Qinnet Holdings in consideration of one share of our common stock for each
share of Qinnet Holdings held.   All shares that may be issued to
Mr. Schwartz on closing of our acquisition of a majority interest in Qinnet Holdings will be restricted shares under the Securities Act. The number of shares held by each director and officer in Qinnet Holdings and the number of shares of our common stock that may be issued on closing of our acquisition of a majority interest in Qinnet Holdings are summarized as follows:

==============================================================================
                               Number of Shares of      Number of Shares of
Name of Officer and Director   Qinnet Holdings Corp.    Qinnet.com, Inc. That
and Position                   Held                     May Be Issued
==============================================================================
Weiguo Lang                    NIL Shares               NIL Shares
President and Director

Paul Schwartz                  450,000 Shares           450,000 Shares
Secretary, Treasurer
and Director

Lynn Patterson                 100,000 Shares           NIL Shares
Director
==============================================================================

Each of our directors and officers has been granted options to purchase shares of Qinnet Holdings. If we are successful in acquiring a majority interest in Qinnet Holdings, then we anticipate that we will grant to our directors and officers options to purchase shares of our common stock in consideration of the cancellation of their options to purchase shares of common stock of Qinnet Holdings. See Item 1 - Description of Business. We anticipate that these options will be generally on the same terms and conditions as the options to purchase Qinnet Holdings shares currently held by each director and officer. The following table shows the issued and outstanding stock options to purchase shares of Qinnet Holdings common stock currently held by our directors and officers:


-----------------------------------------------------------------------------
Name and       Exercise No. of   Date of        Vesting        Expiry
Position       Price    Options  Grant          Date           Date
-----------------------------------------------------------------------------
WEIGUO LANG    $5.00    100,000  April 28, 2000 April 28, 2000 April 28, 2005
President and
Director

PAUL SCHWARTZ  $5.00     75,000  April 28, 2000 April 28, 2000 April 28, 2005
Secretary,
Treasurer and
Director

LYNN
PATTERSON      $5.00     25,000  April 28, 2000 April 28, 2000 April 28, 2005
Director       $5.00     25,000  April 28, 2000 April 28, 2001 April 28, 2005
               $5.00     25,000  April 28, 2000 April 28, 2002 April 28, 2005
               $5.00     25,000  April 28, 2000 April 28, 2003 April 28, 2005
-----------------------------------------------------------------------------

Each of our directors and officers is a director of Qinnet
Holdings. Mr. Weiguo Lang, our president and a director, is the president of Qinnet Holdings. Mr. Paul Schwartz, our secretary and treasurer and a director, is the secretary and treasurer of Qinnet Holdings.

Mr. Lang provides his services to Qinnet Holdings on a monthly consulting fee basis. The services provided by Mr. Lang to Qinnet Holdings include exercising general direction and supervision over its business and financial affairs, providing overall direction to its management and performing such other duties and observing such instructions as may be reasonably assigned to his from time to time in his capacity as president. Mr. Lang is currently paid a consulting fee of $10,000 per month by Qinnet Holdings. Qinnet Holdings is currently negotiating with Mr. Lang for the execution of a definitive fixed term executive consulting agreement with Mr. Lang whereby Mr. Lang will continue to provide these services to Qinnet Holdings.

Mr. Schwartz provides his services to Qinnet Holdings on a monthly consulting fee basis. The services provided by Mr. Schwartz to Qinnet Holdings include ensuring that proper corporate, financial and administrative records are maintained, supervising and advising on the conduct of financial affairs, and coordinating all auditing functions. Mr. Schwartz is currently paid a consulting fee of $10,000 per month by Qinnet Holdings and has been paid this
consulting fee since January 1, 2001.   Qinnet Holdings is
currently negotiating with Mr. Schwartz for the execution of a definitive fixed term executive consulting agreement with Mr. Schwartz whereby Mr. Schwartz will continue to provide these services to Qinnet Holdings.

Mr. Lynn Patterson was paid a monthly fee of $3,500 per month by Qinnet Holdings up to November 30, 2000 in consideration for business development work provided by Mr. Patterson. Qinnet Holdings currently does not pay to Mr. Patterson any amount in consideration for his acting as a director of Qinnet Holdings.

We paid an amount of $25,000 to Qinnet Holdings during the year ended December 31, 2000 in consideration of Qinnet Holdings providing the services of Mr. Weiguo Lang and Paul Schwartz and providing office and administration services. Of this total amount, an amount of $10,000 was attributable to the services provided by Mr. Lang and $10,000 was attributable to the services provided by Mr. Paul Schwartz.

ITEM 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Exhibits

The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit 2.1   Agreement and Plan of Reorganization between
              Qinnet.com and Internet Corporation of America, Inc., dated April 11, 2000. (1)

Exhibit 2.2 Merger Agreement between Qinnet.com and Qinnet Holdings Corp. dated January 12, 2000.(1)

Exhibit 3.1:  Certificate of Incorporation of Specialistics Inc. (1)

Exhibit 3.2: Certificate for Renewal and Revival of Certificate of Incorporation. (1)

Exhibit 3.3:  Certificate of Amendment to Certificate of
              Incorporation changing the Corporation's name from "Specialistics Inc." to "Eastern Group International Co., Ltd." (1)

Exhibit 3.4:  Certificate of Amendment of Certificate of
              Incorporation changing the Corporation's name from "Eastern Group International Co., Ltd." to "TeleSpace Limited". (1)

Exhibit 3.5:  Certificate of Amendment of Certificate of
              Incorporation amending Article 5. (1)

Exhibit 3.6:  Certificate of Amendment of Certificate of
              Incorporation amending Article IV. (1)

Exhibit 3.7:  Certificate of Amendment of Certificate of
              Incorporation changing the Corporation's name from "TeleSpace Limited" to "qinnet.com, Inc." (1)

Exhibit 3.8:  By-Laws of Qinnet, as amended (1)

Exhibit 10.1: Agreement dated August 18, 2000 between Qinnet.com,
              Inc. and Liaoning Publishing Group of Companies(2)

Exhibit 10.2: Memorandum of Understanding dated January 8, 2001 between Qinnet.com, Inc. and Powernet USA Ltd.

Exhibit 10.3: Offer of Qinnet.com to the Accredited United States
              Shareholders of Qinnet Holdings dated March 14, 2001

Exhibit 10.4: Offer of Qinnet.com to non-Canadian Foreign
              Shareholders of Qinnet Holdings dated March 14, 2001

Exhibit 16.1  Letter of S.W. Hatfield, CPA dated December 8,
              2000 regarding resignation of Certifying Accountant. (3)

Exhibit 16.2 Letter of S.W. Hatfield, CPA dated December 20, 2000 regarding the change in the Registrant's Certifying
              Accountant.(3)

(1) Previously filed as an exhibit to Qinnet.com's Current Report on Form 8-K filed on April 14, 2000 and incorporated herein by reference.

(2)   Previously filed as an exhibit to Qinnet.com's Quarterly
      Report on Form 10-QSB filed on November 14, 2000 and incorporated herein by reference.

(3) Previously filed as an exhibit to Qinnet.com's Current Report on Form 8-K filed on December 21, 2000 and incorporated herein by reference.

(b)   Reports on Form 8-K

On April 14, 2000, we filed a Current Report on Form 8-K to announce the completion of our agreement and plan of reorganization with Internet Corporation of America.

On December 21, 2000, we filed a Current Report on Form 8-K to announce the resignation of Scott Hatfield, CPA as our independent auditor.

On February 6, 2001, we filed a Current Report on Form 8-K to announce the appointment of Grant Thornton, LLP as our independent auditor to audit our financial statements for the year ended
December 31, 2001.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QINNET.COM, INC.

      /s/ Weiguo Lang
By:   ___________________________________
      Weiguo Lang, President
      Director
      Date: March 30, 2001


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ Weiguo Lang
By:   ___________________________________
      Weiguo Lang, President
      (Principal Executive Officer)
      Director
      Date: March 30, 2001


      /s/ Paul Schwartz
By:   ___________________________________
      Paul Schwartz, Secretary and Treasurer,
      (Principal Financial Officer and Principal Accounting Officer)
      Director
      Date: March 30, 2001


      /s/ Lynn Patterson
By:   ___________________________________
      Lynn Patterson
      Director
      Date: March 30, 2001