Form 10QSB
period 2001-03-31
QINNET COM INC
filed 2001-05-15
CIK 1100891

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[ X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended March 31, 2001

[   ] Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period            to              .
                                -----------   -------------

                        Commission File Number   0-28659
                                                 -------

                                 QINNET.COM, INC.

     (Exact name of small Business Issuer as specified in its charter)

        Delaware                                   75-2610514
        -------------------------------            -------------------
       (State or other jurisdiction of             (IRS Employer
       incorporation or organization)              Identification No.)



Suite 206, 4505 Las Virgenes Road
Calabasas, CA                                      91302
---------------------------------------            ------------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   (818) 871-9482
                                                   ----------------

                 450 North Brand Boulevard, 6th Floor
                  Glendale, CA 91302 (Former Address)
               ---------------------------------------
    (Former name, former address and former fiscal three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days [ X ] Yes    [    ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,575,597 shares of $0.00001 par value common stock outstanding as of May 10, 2001.

                    PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.
 In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                        QINNET.COM, INC.
                 (a development stage company)
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                         March 31,          December 31,
Stated in U.S. dollars                     2001                2000
--------------------------------------------------------------------------
ASSETS

Current Assets
 Cash and cash equivalents             $    243,550          $    291,338
 Accounts receivables                         3,597                   249
                                       ------------          ------------
Total Current Assets                        247,147               291,587


Property and Equipment
 Furniture and equipment                     57,676                48,061
 Less - accumulated depreciation             (2,714)                 (393)
                                       ------------          ------------
                                             54,962                47,668
                                       ------------          ------------
Total Assets                           $    302,109          $    339,255
                                       ============          ============

LIABILITIES AND
 STOCKHOLDERS' EQUITY

 Current Liabilities
 Accounts payable and other
 accrued liabilities                   $     13,449          $      2,766
  Amount due to related
  Parties                                   404,544               345,072
                                       ------------          ------------
                                            417,993               347,838

Minority Interest                            56,019                76,321


Stockholders' Deficit

 Common Stock : $0.00001 par value
 Authorized : 50,000,000
 Issued and outstanding: 1,300,497               13                    13
  Additional paid in capital              1,221,605             1,221,605
  Accumulated deficit                    (1,393,525)           (1,306,522)
  Accumulated other
   comprehensive loss                             4                     -
                                       ------------          ------------
Total Stockholders' Deficit                (171,903)              (84,904)

                                       ------------          ------------
Total Liabilities and
Stockholders' Deficit                  $    302,109          $    339,255
                                       ============          ============

                      See accompanying notes

                         QINNET.COM, INC.
                  (a development stage company)
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                             Cumulative
                                                                from
                                                             inception
                                 Three Months Ended           (May 31,
                           March 31,         March 31,          1989)
                           2001              2000              through
Stated in U.S. dollars                                        March 31, 2001
----------------------------------------------------------------------------

Revenue                    $        -        $        -      $             -

Expenses
  Consulting                   12,000                 -              930,763
  General and
   administrative              44,549                 -               75,929
  Start-up cost of
   joint venture               50,756                 -               87,312
  Reorganization cost               -                 -              333,000
                           -----------       -----------     ---------------
                              107,305                 -            1,427,004
                           -----------       -----------     ---------------

Operating loss               (107,305)                -           (1,427,004)

Other expenses, net                 -                 -               (1,090)

Loss before
  minority interest          (107,305)                -           (1,428,094)

Minority interest in net loss
of subsidiary
                                20,302                -               34,569
                           -----------       -----------     ---------------
Net Loss                   $   (87,003)      $        -      $    (1,393,525)
                           ===========       ===========     ===============
Basic and diluted
 net loss per
 Common Share              $     (0.07)      $        -
                           ===========       ===========
Weighted Average Common
 Shares
 Outstanding                 1,300,497        1,250,497
                           ===========       ===========

                     See accompanying notes

                         QINNET.COM, INC.
                  (a development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM MAY 31, 1989 TO MARCH 31, 2001
                          (Unaudited)


                   Stock                       Deficit       Accumulated
Stated             Amount Addit-    Stock      Accumulated   Other
in                 Stock  ional     Subscri-   during the    Comprehe-
US         Common  At Par Paid In   ption      Development   nsive
Dol-       Shares  Value  Capital   Receivable Stage         Loss  Total
Lars
-----------------------------------------------------------------------------
Issuance
of stock
at for-
ation on
May 31,
1989     16,000,000 $160 $         - $       -  $           - $  - $      160

Effect
of one-
for-
seven
reverse
split
on June
27, 1996(13,714,000)(137)        137         -              -    -          -

Issuance
of
common
stock
to new
majority
share-
holder
on
November
27, 1996  7,714,000   77      49,923   (50,000)             -    -          -

Capital
Contri-
buted to
support
develop-
ment
during
the
period
May 31,
1989
through
December
31, 1992          -    -       5,358         -              -    -      5,358

Net loss
for the
period
May 31,
1989
through
December
31, 1998          -    -           -         -         (5,518)   -     (5,518)
-----------------------------------------------------------------------------

Balance,
December
31, 1998 10,000,000 $100 $    55,418 $ (50,000) $      (5,518)$  -  $       -

Effect
of one-
for-eight
reverse
split on
July 31,
1999     (8,749,503) (87)         87         -              -    -          -
-----------------------------------------------------------------------------

Balance,
December
31, 1999  1,250,497 $ 13  $   55,505 $ (50,000) $      (5,518)$  -  $       -

Issuance
of common
stock
for
acqui-
sition
of ICA       50,000    -     283,000         -              -    -    283,000

Receipt
of stock
sub-
scription         -    -           -    50,000              -    -     50,000

Stock
options
granted
to
non-
employees         -    -     883,100         -              -     -   883,100

Net loss
for the
year
ended
December
31, 2000          -    -           -         -     (1,301,004)    -(1,301,004)
-----------------------------------------------------------------------------
Balance,
December
31, 2000  1,300,497 $ 13 $ 1,221,605 $       -    $(1,306,522) $  -$  (84,904)

Net loss
for the
three
months
ended
March 31,
2001                   -           -         -        (87,003)    4   (86,999)
-----------------------------------------------------------------------------
Balance,
March 31,
2001      1,300,497 $ 13 $ 1,221,605 $       -    $(1,393,525) $  4 $(171,903)
=============================================================================

                      See accompanying notes

                         QINNET.COM, INC.
                 (a development stage company)
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                             Cumulative
                                                                from
                                                             inception
                                 Three Months Ended           (May 31,
                           March 31,         March 31,          1989)
                           2001              2000              through
Stated in U.S. dollars                                        March 31, 2001
----------------------------------------------------------------------------

Cash flows from
 operating activities:
  Net loss             $   (87,003) $             -    $  (1,393,525)
 Adjustments to
  reconcile net
  loss to net cash
   Provided by (Used in)
    operating activities
   Depreciation and
    amortization             2,321                -            2,714
   Minority interest in
    net loss of
    subsidiary             (20,302)               -          (34,569)
   Compensation expense
    from stock option grants     -                -          883,100
   Reorganization cost           -                           283,000
   Changes in assets
    and liabilities:
    Increase in accounts
     receivable             (3,348)               -           (3,597)
    Increase in accounts
      payable and accrued
      liabilities           10,683                -           13,449
                        -----------       -----------     ---------------

Net cash used in
 operating activities      (97,649)               -         (249,428)
                        -----------       -----------     ---------------

Cash flows from investing
 activities:
  Purchase of furniture
  and equipment             (9,615)               -          (57,676)
                        -----------       -----------     ---------------
  Net cash used in
   investing activities     (9,615)               -          (57,676)
                        -----------       -----------     ---------------

Cash flows from
 financing
 activities:
  Capital contributed
  to support development         -                -            5,518
  Receipt of stock
  subscription                   -           50,000           50,000
  Minority interest investment
  in subsidiary                  0                -           90,588
  Net borrowings from
  related parties           59,472                -          404,544
                        -----------       -----------     ---------------

Net cash flows provided by
financing activities        59,472           50,000          550,650
                        -----------       -----------     ---------------
Effect of translation
 adjustment on cash              4                -                4
                        -----------       -----------     ---------------
Increase (Decrease) in cash
 and cash equivalents      (47,788)          50,000          243,550
                        -----------       -----------     ---------------
Cash and cash equivalents -
 beginning of period       291,338                -                -
                        -----------       -----------     ---------------
Cash and cash equivalents -
 end of period          $  243,550        $    50,000     $  243,550
                        ==========        ===========     ===============

                     See accompanying notes

                        Qinnet.com, Inc.
                (a development stage company)

	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     March 31, 2001 and 2000
                          (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the management all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2000 included in its Annual Report on Form 10-KSB.

The unaudited condensed consolidated financial statements include Qinnet.com, Inc. ("the Company"), its wholly owned subsidiary, Internet Corporation of America and its 60% owned subsidiary, Liaoning Qinnet E-book Technology Co. Ltd. All significant inter-company transactions and accounts have been eliminated.


NOTE B - DESCRIPTION OF BUSINESS

The Company, a Delaware corporation, was incorporated on May 31, 1989 as Specialists, Inc. In 1996, Specialists, Inc. amended its Certificate of Incorporation to change its name to Eastern Group International Co., Ltd. Also during 1996, Eastern Group International Co., Ltd. changed its name to Telespace Limited. In December 1999, Telespace Limited changed its name to Qinnet.com, Inc. On April 13, 2000, Qinnet.com acquired all of the issued and outstanding shares of Internet Corporation of America, Inc. ("ICA"). At the date of acquisition, ICA was a reporting company under the Securities Exchange Act of 1934 and had no operations, assets or employees.

The Company's business plan is to become a leading provider of value-added technology products and services to government entities, private enterprises and individuals within China in the areas of electronic book publishing, thin-client server technology and Internet related technologies and services.

                          Qinnet.com, Inc.
                 (a development stage company)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     March 31, 2001 and 2000
                            (Unaudited)


NOTE B - DESCRIPTION OF BUSINESS - Continued

The Company entered into a joint venture agreement effective August 18, 2000 for electronic publishing of books for the Chinese market with Liaoning Publishing Group, a publisher located in the Province of Liaoning of the People's of Republic of China ("PRC"). Under the terms of agreement, the parties will invest $5,000,000 to establish a joint venture company called Liaoning Qinnet E-book Technologies Co., Ltd. ("Qinnet E-book") under the enterprise laws of the PRC. The Company will contribute $3,000,000 to own 60% of the joint venture company. The joint venture will be for an initial term of 20 years. As of March 31, 2001, the Company has contributed $280,000 to Qinnet E-Book as its initial start-up capital and plans to advance approximately $2,720,000 to Qinnet E-book to fund the Company's portion of the joint venture expenses over the next twelve months, subject to the Company achieving the required financing.

The Company is a development stage enterprise and its activities through March 31, 2001 have been principally devoted to organizational activities and other efforts. The business plan of the Company calls for increased expenses associated with the expansion and acquisition of Qinnet Holdings Corp. ("Qinnet Holdings") and the funding and development of Qinnet E-book. Management anticipates that revenues from operations will initially be insufficient to cover these expenses. As a result, the Company is fully dependent upon management and significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity until commencement of operations.

Management plans to raise approximately $3,000,000 through a private placement for Qinnet E-book during the second quarter of fiscal year 2001 and will continue to pursue additional financing necessary to fund its other operations. There is no assurance that the Company will be able to raise the necessary capital to fund the initial and continuing investments in Qinnet Holdings and Qinnet E-Book, or to consummate the merger with Qinnet Holdings (See Note
F).


NOTE C - AMOUNT DUE TO RELATED PARTIES

The amount due to related parties consists of advances from Qinnet Holdings and its subsidiary for working capital. The advance is unsecured, interest-free and does not have specific repayment terms.

Qinnet Holdings has consulting agreements with certain individuals who are officers of the Company. A portion of the consulting fees and rental costs incurred by Qinnet Holdings have been allocated to the Company. The total allocation for these costs was $7,400 for the period ended March 31, 2001.

                         Qinnet.com, Inc.
    	            (a development stage company)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    March 31, 2001 and 2000
                          (Unaudited)


NOTE D-FOREIGN CASH BALANCES

The Company maintains cash balances in financial institutions located in Canada and China. The Company has not experienced significant losses in such accounts due to changes in foreign currency exchange rates at March 31, 2001.


NOTE E - STOCK OPTION PLAN

No stock options have been granted or exercised during the three-month period ended March 31, 2001. As at March 31, 2001, 260,000 options were outstanding with an exercise price of $10.00 per share and the following expiration dates:

 Options outstanding              Expiration date
 -------------------              ------------------

             185,000              April 17, 2005
              25,000              September 20, 2005
              50,000              October 12, 2005
             -------
             260,000
             =======

NOTE F - SUBSEQUENT EVENT

On March 14, 2001, the Company extended offers to the accredited United States shareholders and non-Canadian foreign shareholders of Qinnet Holdings Corp. ("Qinnet Holdings") to exchange their shares in Qinnet Holdings for shares in the Company on the basis of one share of the Company's common stock for each share of Qinnet Holdings common stock held. The offers were accepted by shareholders of Qinnet Holdings holding a total of 12,275,000 shares of Qinnet Holdings, representing a 93.8% interest in Qinnet Holdings. The Company completed the acquisition of the 93.8% interest in Qinnet Holdings on April 23, 2001 by the issue of 12,275,000 shares of the Company's common stock to the accepting shareholders of Qinnet Holdings. The Company has obtained a controlling interest in Qinnet Holdings effective April 23, 2001. As the offer has been accepted, the Company has delayed the planned merger with Qinnet Holdings to acquire the remaining 6.2% interest in Qinnet Holdings.

Item 2.  Management's Discussion and Analysis or Plan of Operations


FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.


OVERVIEW

We completed the acquisition of a 93.8% interest in Qinnet Holdings Corp., a Washington corporation ("Qinnet Holdings") on April 23, 2001. This acquisition was completed pursuant to offers made by us to the U.S. accredited and non-Canadian foreign shareholders of Qinnet Holdings on March 14, 2001 (the "Offers"). The Offers were made by us to these shareholders to acquire their shares on the basis of one share of our common stock for each share of Qinnet Holdings common stock. The Offers were made to shareholders of Qinnet Holdings that held an aggregate 12,295,100 shares of Qinnet Holdings, representing 93.9% of the shares of Qinnet Holdings. The Offers were open for acceptance for a period of 40 days expiring on April 23, 2001 and were subject to acceptance by shareholders of Qinnet Holdings representing a majority of the shares of Qinnet Holdings.

We received acceptances from all eligible shareholders of Qinnet Holdings holding a total of 12,275,100 shares of Qinnet Holdings' common stock, representing 93.8% of Qinnet Holdings, as of April
23, 2001.   We completed the acquisition of the 93.8% interest in
Qinnet Holdings effective April 23, 2001. We issued a total of 12,275,100 shares of our common stock to the accepting shareholders of Qinnet Holdings upon completion of the acquisition on the basis of one share of our common stock for each share of Qinnet Holdings
acquired.   The total number of shares of our common stock
outstanding increased from 1,300,497 shares to 13,575,597 shares.

We plan to grant options to purchase shares of our common stock to the holders of options to purchase shares of Qinnet Holdings common stock now that the acquisition of the 93.8% interest in Qinnet Holdings has been completed. There were options to purchase 1,950,000 shares of Qinnet Holdings common stock outstanding as of April 23, 2001. Each option is exercisable at a price of $5.00 per share. We anticipate approving a new 2001 stock option plan and granting options to purchase a total of 1,950,000 shares under this 2001 stock option plan to the holders of options to purchase Qinnet Holdings common stock. Any options granted would be granted to a holder in consideration of the cancellation of the holder's options to purchase shares of Qinnet Holdings common stock. These new options are planned to be on the same general terms and conditions as the holder's original options to purchase shares of Qinnet Holdings common stock.

We had entered into a merger agreement with Qinnet Holdings on January 12, 2000. We and Qinnet Holdings have determined not to proceed with this contemplated merger at this time. We are presently consulting with our professional advisors to determine the possibility of acquiring the remaining 6.2% interest in Qinnet Holdings. The acquisition of the remaining 6.2% interest in Qinnet Holdings may involve a merger of us and Qinnet Holdings.

Qinnet Holdings is engaged in the business of establishing operations in China as a value-added technology provider to Chinese companies and businesses engaged in electronic commerce. The business activities of Qinnet Holdings are carried out in China by Beijing QinNet Electronic Technologies Co., Ltd. ("Qinnet Beijing"). Qinnet Beijing is a wholly owned subsidiary of Qinnet Holdings. Qinnet Beijing is engaged in the businesses of providing the following services in China: (i) Internet access services; (ii) data transmission with state-of-art Internet protocol technology;
(iii) Internet solution software; and (iv) Internet related business consulting services. The business objective of Qinnet Holdings is to provide full Internet, electronic business and electronic commerce solutions to government entities, private enterprises and individuals within China.

Plan of Operations

Our plan of operations over the next twelve months includes the following elements:

1.  Electronic Book Publishing
    ---------------------------
We entered into a joint venture agreement dated August 18, 2000 with Liaoning Publishing Group of Companies ("LPG"). LPG is the first and largest independently operated publisher in China and is currently one of the largest publishers in China.
 We have agreed with LPG to carry out a joint venture electronic book publishing and distribution business in China.
 The joint venture business is to be carried out in Shenyang, China by Liaoning Qinnet E-book Technologies Ltd. ("Liaoning Qinnet"), a joint venture corporation incorporated in accordance with the Enterprise Laws of the People's Republic of China. Under the joint venture agreement, we and LPG have agreed to invest an aggregate of $5,000,000 US. We will contribute $3,000,000 and will own 60% of Liaoning Qinnet.
LPG will contribute $2,000,000 and will own 40% of Liaoning
Qinnet.   The joint venture will be for an initial term of 20
years and will become effective upon the approval of the PRC government authorities. The objective of the joint venture will be to establish a database of up to 5000 Chinese books and to engage in the electronic publishing and sale of electronic books for the Chinese market.

Our plan of operations is to pursue our Liaoning Qinnet electronic book publishing joint venture over the next twelve months. As of March 31, 2001, we had advanced approximately $280,000 to fund initial start-up expenses for this joint venture. These start-up expenses included substantial disbursements to engineering and technical firms and operating expenses for the project. We plan to advance an additional $2,720,000 to Liaoning Qinnet to fund our portion of the joint venture expenses during this period.

2.  PowerNet Thin-Client Server Technology Joint Venture
    ----------------------------------------------------
We have entered into a memorandum of understanding dated January 8, 2001 with PowerNet USA, Inc. ("PowerNet") to establish a joint venture corporation called Qin PowerNet Inc. in Montreal, Canada. We have agreed with PowerNet to collaborate on an exclusive basis for the establishment of two initial pilot projects in China utilizing PowerNet's thin-client server technology. The thin-client server technology is designed to provide low-cost computing facilities through the on-line connection of a monitor, keyboard and related components to a central remote server as a lower priced alternative to purchasing a complete personal computer. The pilot projects will be established in Tianjin and Beijing, or other agreed locations in China. We will own a 49% interest in Qin PowerNet, Inc. and PowerNet will own a 51% interest.
We will share any revenues generated from the joint venture with PowerNet on a 50/50 basis. The Beijing and the Tianjin pilot projects are subject to the completion of technical feasibility studies and a business plan for each project and to securing financing for each project.

Our plan of operations for this joint venture is to complete technical feasibility studies for each pilot project with PowerNet. If we and PowerNet determine that the pilot projects are feasible, we will then negotiate a shareholders agreement with PowerNet for the timing and amount of funding for the joint venture and a license agreement whereby PowerNet will grant a license of its technology to enable the joint
venture to proceed with each pilot project.   We plan to
advance a total of $980,000 to our joint venture with PowerNet to fund these thin-client server technology pilot projects in Tianjin and Beijing over the next twelve months if a determination is made to proceed. We presently have not proceeded beyond the technical feasibility phase for each pilot project and there is no assurance that the joint venture
will proceed with any pilot project.   If either pilot project
proceeds, we will be obligated to fund 49% of the development costs associated with each pilot project.

We have not received any revenues from this arrangement to date. We anticipate that we will only realize revenues if we determine to proceed with the pilot projects, the pilot projects are successfully implemented and revenues are earned by the pilot projects.

3.  Shenyang Qinnet
    ---------------
Qinnet Beijing, a subsidiary of Qinnet Holdings, has entered into a joint venture arrangement with Shenyang Brainn Information Co., Ltd. ("Braininfo.com") of Shenyang, China. Qinnet Beijing and Braininfo.com have established a joint venture corporation called Shenyang Qinnet-Brainn Information Technologies Corporation Ltd. ("Shenyang Qinnet") to develop and market an Internet service business in Shenyang, China. Shenyang Qinnet is in the business of providing Internet web site design and content development and related customer and technical support services. Shenyang Qinnet earns revenues from fees charged to its customers for providing these
services.   Shenyang Qinnet is currently earning only minimal
revenues.

We plan to continue the operations of Shenyang Qinnet over the next twelve months, however we do not anticipate advancing further funds to Shenyang Qinnet during this period.

4.  Tianjin Qinnet
    --------------
Qinnet Beijing has entered into a joint venture arrangement with Tianjin Xiandao Information Network Co., Ltd. ("Tjvan.com") of Tianjin, China. Tjvan.com is the second largest Internet service provider in the city of Tianjin in China. With capital invested by Qinnet Beijing, Tjvan.com and Qinnet Beijing have agreed that the business plan for Tianjin Qinnet is to upgrade existing equipment, add more lines and strengthen marketing development to increase the current customer base from 12,000 to 20,000 within a year. Tjvan.com's partnership with China Unicom Tianjin includes Internet dial-up service provision in Tianjin. Tianjin Qinnet began to provide ISDN service in Tianjin with China Unicom Tianjin on an exclusive basis in the late third quarter of 2000. In 2000, a total of 92 customers began to receive this ISDN service. Revenues from this business are split equally between Tianjin Qinnet and China Unicom Tianjin.

Our plan of operations for Tianjin Qinnet is to have Qinnet Holdings fund further purchases of ISDN equipment as required by Tianjin Qinnet, with the objective of enabling Tianjin Qinnet to increase its dial-up subscriber base from 12,000 to greater than 20,000 within two years to become the largest Internet service provider in Tianjin. We anticipate Qinnet Holdings will spend approximately $500,000 to fund the joint venture arrangement for Tianjin Qinnet over the next twelve months.

5.  XSP Internet Solution Software
    ------------------------------

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

We plan to complete development and commence marketing of the Internet solution software (XSP) being developed by Beijing Qinnet during the next twelve months. We plan to spend approximately $250,000 US on the development and marketing of this Internet solution software during the next twelve months.
 We will not earn any revenues from sales of the XSP Software Package until development is completed and marketing commences.

6.  QinTop Communication Network
    ----------------------------

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

We plan to continue the development of our QinTop communication network over the next twelve months. We plan to spend approximately $200,000 on the development of this communication network during this period.

7.  General Corporate Purposes
    --------------------------

We plan to spend approximately $800,000 for general corporate purposes, including administrative, overhead and professional expenses, over the next twelve months.

We plan to spend approximately $5,450,000 over the next twelve months in pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that a total of approximately $2,000,000 will be spent in the next six months, subject to our achieving financing.

We had cash in the amount of $243,550 as of March 31, 2001. Qinnet Holdings and its subsidiaries currently have cash in the approximate amount of $1,600,000. Accordingly, we will require significant amounts of additional financing in order to complete our plan of operations. We will plan our expenditures around our capital resources in order to maintain our operations. The amount of expenditures may vary if: (i) we determine to reduce or expand our plan of operations; (ii) the actual costs incurred in pursuing our stated plan of operations are greater than anticipated; or
(iii) we are not successful in achieving revenues upon completion of our stated plan of operations. We do not have any arrangement in place for any debt or equity financing which would enable us to achieve additional financing if required. There is no assurance that we will be able to secure the required additional financing. There is no assurance that completion of our stated plan of operations will successfully generate the planned revenues or that any revenues generated will be sufficient to fund future operations.

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

Our business plan may differ from our stated plan of operations. We may decide not to pursue our stated plan of operations. In addition, we may modify our stated plan of operations if actual costs are greater than anticipated, if we are not able to achieve financing or if we secure financing in order to expand or accelerate our plan of operations.

RESULTS OF OPERATIONS

The results of our operations are presented below. These results of operations do not include the results of operations of Qinnet
Holdings or its Chinese subsidiaries and operations.

2001 compared with 2000

We did not earn any revenues during the three months ended March 31, 2001. We anticipate that we will commence earning revenues in the second quarter of 2001 as we have completed the acquisition of a 93.8% interest in Qinnet Holdings. However, we anticipate that these revenues from the operations of Qinnet Holdings will be minimal during the second quarter of 2001. We anticipate that we will not earn revenues from our operations until such time as we realize revenues from our Liaoning Qinnet joint venture agreement or our Qin PowerNet, Inc. joint venture with PowerNet.

We incurred a net loss in the amount of $87,003 for the three months ended March 31, 2001. We did not incur any operating expenses for the three months ended March 31, 2000 as we did not have any active business operations during this period. Our operating loss was primarily attributable to operating expenses incurred in the amount of $107,305 for the three months ended March 31, 2001.

Our operating expenses incurred during the three months ended March
31, 2001 consisted of general and administrative expenses in the amount of $44,549, consulting expenses in the amount of $12,000 and start-up costs in the amount of $50,756 attributable to our electronic book publishing joint venture. Our consulting expenses and general and administrative expenses included $6,000 and $1,400 respectively paid to Qinnet Holdings in consideration of Qinnet
Holdings providing the services of Weiguo Lang and Paul Schwartz during the first three months of 2001 and providing office and administration services. The increase in operating expenses also reflects increased professional expenses incurred as a result of our becoming a reporting company under the United States Securities Exchange Act of 1934 during 2000. We expect to continue to incur higher professional expenses in order to comply with our ongoing obligations under the Securities
Exchange Act of 1934. We anticipate that our operating expenses will continue to increase as we carry out our stated plan of operations, subject to our achieving the required financing. We also anticipate that our operating expenses will increase substantially during the three months ended June 30, 2001 as we have completed the acquisition of a 93.8% interest in Qinnet
Holdings.

Liquidity and Capital Resources

We had cash in the amount of $243,550 as of March 31, 2001. We had a working capital deficit in the amount of $141,434 as of March 31, 2001.

Our operations were funded during the three months ended March 31, 2001 by advances from Qinnet Holdings. Qinnet Holdings has advanced funds to us as an unsecured loan without a specific repayment schedule. We had a total liability of $404,544 to Qinnet Holdings as of March 31, 2001.

We did not obtain any financing from any sales of our common stock during the three months ended March 31, 2001. None of our granted stock options were exercised during this period. We currently have options to purchase a total of 260,000 shares of our common stock outstanding at a price of $10.00 per share. None of these options have been exercised as of May 10, 2001.

We will require additional capital if we are to complete our stated plan of operations. Qinnet Holdings had cash in the approximate amount of $1,600,000 as of March 31, 2000. Our plan of operations calls for us to spend approximately $5,450,000 over the next twelve months. Qinnet Holdings will advance funds from its cash reserves to fund the plan of operations for Qinnet Beijing. We also anticipate that Qinnet Holdings will advance funds to us as a loan to enable us to pursue our plan operations for our Liaoning Qinnet electronic book publishing joint venture and our PowerNet thin-client server technology joint venture. However, we will require additional financing in the approximate amount of $3,550,000 if we are to complete our stated plan of operations.

We are currently seeking private placement financing in order to enable us to achieve the required funds. We anticipate that any additional financing would be through the sale of our common stock.


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

Our stated plan of operations includes forward-looking statements. Our actual results may differ materially from this stated plan of operations. Factors which may cause our actual results or our actual plan of operations to vary include decisions of the board of directors not to pursue the stated plan of operations based on a reassessment by our board of directors of the plan which is in our best interest, change in the Internet business environment and changes in general economic conditions and those factors which we have identified as risk factors below.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus and any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Acquisition of Qinnet Holdings
-----------------------------------------------

There Is No Assurance That We Will Be Able To Acquire The Remaining 6.2% Interest in Qinnet Holdings

There is no assurance that we will be able to subsequently acquire the balance of the shares of Qinnet Holdings, representing a 6.2% interest such that we will own all of the outstanding shares of Qinnet Holdings. Furthermore, we may be required by market conditions to offer different consideration to the remaining shareholders of Qinnet Holdings, including the Canadian shareholders, in order to acquire a greater interest in Qinnet Holdings. This different consideration could be a greater number of shares of our common stock for each share of Qinnet Holdings stock or a combination of stock and cash and share purchase warrants.

Risks Related To Our Financial Condition And Business Model
-----------------------------------------------------------

Because We Have Only Recently Commenced Business Operations, There is No Assurance That Our Business Will Be Profitable or That Our
Business Will Succeed

While we were incorporated in 1989, we only recently commenced our business operations in October 1999. Qinnet Holdings was incorporated in June 1999 and is presently in the process of establishing its business operations as an Internet technology and service provider in China. Our electronic book publishing joint venture with Liaoning Publishing Group of Companies and our memorandum of understanding with PowerNet for the initial pilot projects in China using PowerNet's thin-client server technology do not represent established businesses. Accordingly, we have only a limited operating history with which to evaluate our business. You should consider the risks, expenses and uncertainties that an early stage corporation like ours faces. These risks include our ability or inability to:

(i) complete the acquisition of the remaining 6.2% interest in Qinnet Holdings;
(ii)   provide value-added technology products and services in China;
(iii) achieve commercial acceptance of the technology products and services that we plan to offer in China;
(iv)   expand the existing businesses of Qinnet Holdings;
(v)    achieve financing to fund our plan of operations;
(vi) fund our obligations under our electronic book publishing joint venture;
(vii)  respond effectively to competitive pressures
(viii) complete the establishment of the pilot projects in China using PowerNet's thin client server technology.

If we are unsuccessful in addressing these risks, our business, financial condition and results of operations will be adversely affected and our business may fail.

Because We Are Still Developing Our Business, We Expect Our Losses
To Continue

To date, we have not been profitable and we have not earned any revenues. Furthermore, Qinnet Holdings has not been profitable and has only earned minimal revenues to date. As our business plan is implemented, we expect to incur increased operating expenses and thus significant losses until significant operating revenues can be earned. If we are not able to generate significant revenues from our planned value-added technology products and services, then we will not be able to achieve profitability.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  None

Item 2. Changes in Securities

We issued a total of 12,275,100 shares of common stock on April 23, 2001 in consideration for the acquisition of a 93.8% interest in Qinnet Holdings Corp., a Washington corporation ("Qinnet Holdings"). The shares were issued pursuant to offers made by us to the U.S. accredited and non-Canadian foreign shareholders of Qinnet Holdings Corp. on March 14, 2001 (the "Offers"). The Offers were made to U.S. accredited investors in reliance of the exemption from the registration requirements of the Securities Act of 1933 (the "1933 Act") provided by Rule 506 of Regulation D of the 1933 Act. Shares were issued pursuant to Rule 506 of Regulation D based on the representation by each United States shareholder of Qinnet Holdings that the investor is an "accredited investor", as defined in Rule 501 of Regulation D. The Offers were made to non-Canadian foreign shareholders in reliance of the exemption from the registration requirements of the 1933 Act provided by Regulation S of the 1933 Act. Shares were issued to each non-Canadian foreign shareholder in reliance of the representations of each non-Canadian foreign shareholder that the investor is not a "U.S. Person", as defined in Regulation S. No person acted as underwriter in connection with the acquisition and no underwriting discounts or commissions were paid.

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

Exhibit 10.1: Agreement dated August 18, 2000 between Qinnet.com, Inc. and Liaoning Publishing Group of Companies(2)

Exhibit 10.2:   Memorandum of Understanding dated January 8, 2001
                between Qinnet.com, Inc. and PowerNet USA Ltd. (4)

Exhibit 10.3: Offer of Qinnet.com to the Accredited United States Shareholders of Qinnet Holdings dated March 14, 2001 (4)

Exhibit 10.4: Offer of Qinnet.com to non-Canadian Foreign Shareholders of Qinnet Holdings dated March 14, 2001 (4)

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

(4) Previously filed as an exhibit to Qinnet.com's Current Report on Form 10-KSB filed on April 2, 2000 and incorporated herein by reference.

REPORTS ON FORM 8-K

On February 6, 2001, we filed a Current Report on Form 8-K to announce the appointment of Grant Thornton, LLP as our independent auditor to audit our financial statements for the year ended December 31, 2001. On May 4, 2001, we filed a Current Report on Form 8-K to announce the acquisition of a 93.8% interest in Qinnet Holdings Corp., a Washington corporation.

                            SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

QINNET.COM, INC.

Date:  May 14, 2001


By:  /s/ PAUL SCHWARTZ
   -------------------------
    PAUL SCHWARTZ,
    Secretary and Treasurer