Form 10QSB
period 2001-06-30
QINNET COM INC
filed 2001-08-17
CIK 1100891

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

[ X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934

      For the quarterly period ended June 30, 2001

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period                 to


           Commission File Number      0-28659
                                       -------

                         Q-NET TECHNOLOGIES, INC.
               ----------------------------------------------
      (Exact name of small Business Issuer as specified in its charter)

     Delaware                                 75-2610514
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


Suite 206, 4505 Las Virgenes Road
Calabasas, CA                                   91302
----------------------------------              -------------
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code: (818) 871-9482
                                                --------------------

                          QINNET.COM, INC.
                           (former name)
----------------------------------------------------------------------
(Former name, former address and former fiscal six months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
14,429,247 shares of $0.00001 par value common stock outstanding as of August 10, 2001.

                     PART 1 - FINANCIAL INFORMATION

Item 1.         Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                         Q-NET TECHNOLOGIES, INC.
                       (formerly Qinnet.com, Inc.)
                      (a development stage company)
                       CONSOLIDATED BALANCE SHEETS

                                            June 30,      December 31,
                                             2001             2000
-----------------------------------------------------------------------
                                         (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents              $  1,039,374     $  2,463,940
  Short term investments                    2,080,469        1,999,653
  Note receivable from an individual          100,000          100,000
  Inventory                                   228,347           58,681
  Prepaid expenses and other current
   assets                                     167,278           29,261
                                         ------------     -------------
Total current assets                        3,615,468        4,651,535
Property and equipment, net                   220,875          197,814
Investment in joint venture                    35,000                -
Note receivable from shareholder               50,338           50,313
Advances to related parties - deposits
 on investments                             1,115,465        1,130,939
                                         ------------     -------------
                                            1,421,678        1,379,066
                                         ------------     ------------
                                         $  5,037,146     $  6,030,601
                                         ============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and other accrued
   Liabilities                           $    272,352     $    129,972
  Note payable to bank                      1,933,440        1,932,480
                                         ------------     -------------
                                            2,205,792        2,062,452
Minority interest                              17,117           76,321
Commitments and contingencies                       -                -
Stockholders' Equity
  Common stock : $0.00001 par value
    Authorized : 50,000,000
    Issued and outstanding : 14,429,247
     at June 30, 2001 and December 31,
     2000                                         144              144
  Additional paid in capital                8,681,154        8,681,154
  Accumulated deficit                      (5,869,373)      (4,790,238)
  Accumulated other comprehensive loss          2,312              768
                                         ------------     -------------
Total Stockholders' Equity                  2,814,237        3,891,828
                                         ------------     ------------
                                         $  5,037,146     $  6,030,601
                                         ============     ============

                         See accompanying notes

                        Q-NET TECHNOLOGIES, INC.
                      (formerly Qinnet.com, Inc.)
                      (a development stage company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                  Cumulative from
                   inception (May
                         31,         Three Months Ended    Six Months Ended
                   1989) through    -------------------   -------------------
                   June 30, 2001     June 30,   June 30,   June 30,   June 30,
                                      2001      2000        2001        2000
===============================================================================
Revenues           $    343,152  $   202,126 $         - $   343,116 $       -
Cost of revenues        329,148      203,325           -     315,320         -
                   ------------- ----------- ----------- ----------- ----------
  Gross profit           14,004       (1,199)          -      27,796         -
Expenses
  Consulting          1,786,137      205,841     126,750     397,231   215,766
  General and
   administrative       528,913      122,613      46,483     226,820   112,006
  Management fees       380,000       60,000           -     120,000         -
  Marketing expenses    366,741       27,557      59,719      65,042   134,590
  Non-monetary
   Compensation
   expense            1,989,000            -           -           -         -
  Professional fees     460,259       82,295     119,038     204,857   156,594
  Reorganization cost   333,000            -     333,000           -   333,000
  Start-up cost of
   joint venture        186,956       97,228      23,480     150,400    23,608
                   ------------ ------------ ----------- ----------- ----------
                      6,031,006      595,534     708,470   1,164,350   975,564
                   ------------ ------------ ----------- ----------- ----------

Operating loss       (6,017,002)    (596,733)   (708,470) (1,136,554) (975,564)

Other income (expenses)
  Interest income       264,348       34,758      41,136      74,880    59,391
  Interest expense     (148,780)     (45,284)        (38)    (74,381)     (813)
  Foreign exchange
    gain (loss)         (41,400)       6,183        (106)     (2,274)   (1,922)
                   ------------ ------------ ----------- ----------- ----------
Loss before minority
 interest            (5,942,834)    (601,076)   (667,478) (1,138,329) (918,908)
Minority interest in
 net loss of
 subsidiary              73,461       38,892           -      59,194         -
                   ------------ ------------ ----------- ----------- ----------
Net loss           $ (5,869,373)$   (562,184)$  (667,478)$(1,079,135)$(918,908)
                   ============ ============ =========== =========== ==========

Basic and diluted
 net loss per
 share                          $      (0.04)$     (0.05)$     (0.07)$   (0.06)
                                ============ =========== =========== ==========
Weighted average
 shares outstanding               14,429,247  14,422,655  14,429,247 4,450,951
                                ============ =========== =========== ==========

                         See accompanying notes

                        Q-NET TECHNOLOGIES, INC.
                       (formerly Qinnet.com, Inc.)
                     (a development stage company)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                    Cumulative from
                                   inception (May 31,
                                      1989) through      Six Months Ended
                                                        -------------------
                                      June 30, 2001     June 30,   June 30,
                                                          2001        2000
===============================================================================
Cash flows from operating
 activities:
  Net loss                        $   (5,869,373)   $ (1,079,135) $  (918,908)
  Adjustments to reconcile net
   loss to net cash
    Provided by (used in)
     operating activities :
    Depreciation and amortization         35,286          20,906          684
    Minority interest in net loss
     of subsidiary                       (73,461)        (59,194)           -
    Non-monetary compensation
     expense                           2,872,100               -            -
    Reorganization costs                 283,000               -      283,000
    Changes in assets and
     liabilities :
      Increase in prepaid expenses
       and other current assets         (167,278)       (138,017)     (85,396)
      Increase in inventory             (228,347)       (169,666)     (69,315)
      Increase in accounts payable
       and accrued liabilities           272,352         142,380       50,437
                                  --------------    ------------  ------------
          Net cash used in
           operating activities       (2,875,721)     (1,282,726)    (739,498)
                                  --------------    ------------  ------------
Cash flows from investing
 activities:
  Purchases of property and
   equipment                            (256,161)        (43,967)    (180,864)
  Purchases of short term
   investments                        (2,080,469)        (80,816)  (2,300,000)
  Advances under notes
   receivable                           (150,348)            (35)    (137,146)
  Investment in joint venture            (35,000)        (35,000)           -
                                  --------------    ------------  ------------
         Net cash used in
          investing activities        (2,521,978)       (159,818)  (2,618,010)
                                  --------------    ------------  ------------
Cash flows from financing
 activities:
  Minority interest in net loss of
   Subsidiary                             90,588               -            -
  Deposits on investments             (1,115,465)         15,474     (583,577)
  Proceeds from notes payable to
   bank                                1,933,440             960      107,512
  Issuance of common stock             5,526,198               -    5,350,500
                                  --------------    ------------  ------------
         Net cash provided by
          financing activities         6,434,761          16,434    4,874,435
                                  --------------    ------------  ------------
Effect of exchange rate changes
 on cash                                   2,312           1,544          (82)
                                  --------------    ------------  ------------
Increase (decrease) in cash and
 cash equivalents                      1,039,374      (1,424,566)   1,516,845
Cash and cash equivalents -
 beginning of period                           -       2,463,940       52,858
                                  --------------    ------------ -------------
Cash and cash equivalents -
 end of period                    $    1,039,374    $  1,039,374  $ 1,569,703
                                  ==============    ============  ============

                         See accompanying notes

                        Q-NET TECHNOLOGIES, INC.
                       (formerly Qinnet.com, Inc.)
                     (a development stage company)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                    Cumulative from
                                   inception (May 31,
                                      1989) through      Six Months Ended
                                                        -------------------
                                      June 30, 2001     June 30,   June 30,
                                                          2001        2000
===============================================================================

Supplemental
information:

  Cash paid for:
    Interest                      $      148,780    $     74,831  $       813
    Income taxes                               -               -            -

                         See accompanying notes

                        Q-NET TECHNOLOGIES, INC.
                      (formerly Qinnet.com, Inc.)
                     (a development stage company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2001 and 2000
                              (Unaudited)

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

The unaudited condensed consolidated financial statements include the accounts of Q-Net Technologies, Inc. ("the Company"), its wholly owned subsidiary companies, Qinnet Holdings Corp. ("Qinnet Holdings"), Beijing Qinnet Electronic Technologies Co. Ltd. ("Beijing Qinnet"), Qincom Networks Inc. ("Qincom"), Internet Corporation of America ("ICA") and its 60% owned subsidiary, Liaoning Qinnet E-book Technology Co. Ltd. ("Qinnet E-book"). All significant inter-company transactions and accounts have been eliminated.

In June 2001, the Company completed its acquisition of Qinnet Holdings, in which Qinnet Holdings became a wholly-owned subsidiary of the Company. The Company exchanged approximately 13 million shares of common stock for all the outstanding common shares of Qinnet Holdings. See Note B for additional information. Due to the common management of the Company and Qinnet Holdings, the acquisition was accounted for using historical costs in a manner similar to pooling-of-interests method of accounting. Under this method, the assets, liabilities and stockholders' equity of the acquired entities are combined with the Company's respective accounts at recorded book value. The accompanying financial statements and footnotes have been restated to include the operations of Qinnet Holdings for all periods presented. The direct cost incurred in relation to the acquisition is immaterial.

NOTE B - DESCRIPTION OF BUSINESS

The Company, a Delaware corporation, was incorporated on May 31, 1989 as Specialists, Inc. In 1996, Specialists, Inc. amended its Certificate of Incorporation to change its name to Eastern Group International Co., Ltd. Also during 1996, Eastern Group International Co., Ltd. issued 7,714,000 shares of common stock in exchange for $50,000 and changed its name to Telespace Limited. In December 1999, Telespace Limited changed its name to Qinnet.com, Inc. On April 13, 2000, the Company acquired all of the issued and outstanding shares of ICA. At the date of acquisition, ICA was a reporting company under the Securities Exchange Act of 1934 and had no operations, assets or employees. On August 13, 2001, the Company changed its name to Q-Net Technologies, Inc.

                        Q-NET TECHNOLOGIES, INC.
                      (formerly Qinnet.com, Inc.)
                     (a development stage company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2001 and 2000
                              (Unaudited)


NOTE B - DESCRIPTION OF BUSINESS - Continued

The Company and its wholly-owned subsidiaries (the "Company") are principally involved in: (i) developing software for internet-related applications; (ii) providing internet access services;
(iii) providing long distance telephone and data transmission services using internet protocol technology; and (iv) providing technical support and training services to customers within the People's Republic of China (the "PRC").

The Company entered into a joint venture agreement effective August 18, 2000 for electronic publishing of books for the Chinese market with Liaoning Publishing Group, a publisher located in the Province of Liaoning of the People's of Republic of China ("PRC"). Under the terms of agreement, the parties will invest $5,000,000 to establish a joint venture company called Liaoning Qinnet E-book Technologies Co., Ltd. under the enterprise laws of the PRC. The Company will contribute $3,000,000 for 60% of the joint venture company. The joint venture will be for an initial term of 20 years. As of June 30, 2001, the Company has contributed $280,000 to Qinnet E-book as its initial start-up capital and plans to advance approximately $2,720,000 to Qinnet E-book to fund the Company's portion of the joint venture expenses over the next twelve months, subject to the Company achieving the required financing.

On March 14, 2001, the Company extended an offer to accredited United States shareholders and non-Canadian foreign shareholders to exchange their shares in Qinnet Holdings for shares in the Company on the basis of one share of the Company's common stock for each share of Qinnet Holdings common stock. As of April 23, 2001, 12,275,100 shares had been exchanged, representing approximately 93.8% of the outstanding shares of Qinnet Holdings. Further offers were made to remaining Canadian shareholders of Qinnet Holdings to acquire the remaining 813,000 shares of Qinnet Holdings, representing approximately 6.2% interest. For the remaining 6.2% acquisition of Qinnet Holdings, the Company issued 1.05 shares of the Company's common stock for each share of Qinnet Holdings common stock. As at June 8, 2001, the Company completed its acquisition of all the remaining shares of Qinnet Holdings.

Qinnet Holdings was incorporated on April 26, 1999 in the state of Washington. Qinnet Holdings is a development stage enterprise and has two wholly-owned subsidiaries: Beijing Qinnet, established in the PRC on December 6, 1999, and Qincom, a British Columbia, Canada company established on August 22, 2000.

                        Q-NET TECHNOLOGIES, INC.
                       (formerly Qinnet.com, Inc.)
                     (a development stage company)

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2001 and 2000
                               (Unaudited)


NOTE B - DESCRIPTION OF BUSINESS - Continued

Beijing Qinnet participates in two joint venture agreements with Chinese internet companies and has options to purchase equity interests in these joint ventures. These two joint ventures are carried out by two operating corporations, Tianjin Xiaodao
Information Network Co. Ltd. ("Tianjin Qinnet") and Shenyang Qinnet Brainn Informerce Co. Ltd. ("Shenyang Qinnet"). Shenyang Qinnet is in the business of providing internet web site design and content development and related customer and technical support services. Tianjin Qinnet is in the business of providing internet access services. Currently, Mr. Weiguo Lang, the chairman and a director of the Company is the registered owner of 51% ownership interest in Shenyang Qinnet and 70% ownership interest in Tianjin Qinnet. The funds used to purchase Mr. Lang's equity interests in these joint ventures were provided by Beijing Qinnet and are included in Deposits on Investments in the accompanying balance sheets.
Exercise of the first option would transfer 51% ownership of Shenyang Qinnet to Beijing Qinnet and would require the payment of 50,000 Chinese RMB or approximately $6,040. Further, Beijing Qinnet has the option to increase its ownership interest in this joint venture to 70% for an additional $200,000. Exercise of the other option would transfer 70% ownership of Tianjin Qinnet to Beijing
Qinnet and would require the payment of 70,000 Chinese RMB or approximately $8,460. The option agreements have a five-year term expiring on March 24, 2005. The option arrangements have been structured to enable Beijing Qinnet to comply with PRC foreign ownership laws and restrictions. The option is transferable by Beijing Qinnet to give flexibility in structuring its ownership arrangement. The Company anticipates that the foreign ownership laws of the PRC may change prior to the expiration of the option period or the options might be extended.

The Company entered into a memorandum of understanding dated January 8, 2001 with PowerNet USA, Inc. ("PowerNet") to establish a joint venture corporation called QinPowerNet Inc. in Montreal, Canada. The Company agreed with PowerNet to collaborate on an exclusive basis for the establishment of two initial pilot projects in China utilizing PowerNet's thin-client server technology. The pilot projects are planned to be established in Tianjin and Beijing, or other agreed locations in China. The Company will own a 49% interest in Qin PowerNet, Inc. and PowerNet will own a 51% interest. Any revenues generated from the joint venture will be shared with PowerNet on a 50/50 basis. The technical feasibility studies have not been completed to date and no agreement has been reached to proceed with either pilot project. The Company has not received any revenues from this arrangement to date.

                       Q-NET TECHNOLOGIES, INC.
                      (formerly Qinnet.com, Inc.)
                    (a development stage company)

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        June 30, 2001 and 2000
                             (Unaudited)


NOTE B - DESCRIPTION OF BUSINESS - Continued

Other than its obligation to fund the Qinnet E-Book joint venture, the Company does not have any obligation to invest further capital in its joint ventures or subsidiary companies. The Company is a development stage enterprise and its activities through June 30, 2001 have been principally devoted to organizational activities and other efforts. The Company's business plan is to become a leading provider of value-added technology products and services to government entities, private enterprises and individuals within China in the areas of electronic book publishing, thin-client server technology and internet related technologies and services. The business plan of the Company calls for increased expenses associated with the achievement of its business plan. Management anticipates that revenues from operations will initially be insufficient to cover these expenses. As a result, the Company is fully dependent upon management and significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity until commencement of operations. There is no assurance that the Company will be able to raise the necessary capital to fund its initial and continuing operations.

Management plans to raise approximately $3,000,000 through a private placement for Qinnet E-book during the third quarter of fiscal year 2001 and will continue to pursue additional financing necessary to fund its other operations.


NOTE C - INVENTORY

Inventory consists of ISDN equipment and accessories for sale.
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.


NOTE D - RELATED PARTY TRANSACTIONS

During the six-month period ended June 30, 2001, the Company incurred management fees of $120,000 and consulting fees of $34,000 to the directors of the Company. The Company also paid rent in the amount of $2,933 to a company affiliated with a director of Qincom.


NOTE E-FOREIGN CASH BALANCES

The Company maintains cash balances in financial institutions located in Canada and China. The Company has not experienced significant losses in such accounts as a result of foreign currency exchange rates.

                        Q-NET TECHNOLOGIES, INC.
                      (formerly Qinnet.com, Inc.)
                     (a development stage company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2001 and 2000
                               (Unaudited)


NOTE F - STOCK OPTION PLAN

In June 2001, the Company adopted the 2001 Stock Option Plan ("the Plan"), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase up to 2,100,000 shares of the Company's common stock. Upon board approval, the number of shares available for grant could be increased quarterly to an amount equal to 15% of the Company's outstanding shares of common stock.

In June 2001, the Company granted options to the Qinnet Holdings optionees to purchase an aggregate of 2,000,000 shares of the Company's common stock under generally the same terms and conditions of the options granted by Qinnet Holdings, in consideration for the cancellation of the options previously granted by Qinnet Holdings. These options all have exercise price of $5.00 per share and various vesting and expiration dates.

The Company also has an additional 226,000 stock options outstanding that were issued under its 2000 Stock Option Plan.
These options have an exercise price of $10.00 per share and various vesting and expiration dates.

Item 2.    Management's Discussion and Analysis or Plan of
           Operations


FORWARD LOOKING STATEMENTS
--------------------------
The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW
--------
We are engaged in the business of establishing operations in China as a value-added technology provider to companies and businesses engaged in electronic commerce. We are engaged in a joint venture to develop an electronic book publishing business in China and a joint venture to develop a thin-client server business in China. We also engage in business activities in China through Beijing QinNet Electronic Technologies Co., Ltd. ("Beijing Qinnet"), one of our wholly owned subsidiaries. Through Beijing Qinnet, we are engaged in businesses which provide the following services in China: (i) Internet access services; (ii) data transmission with state-of-art Internet protocol technology; (iii) Internet solution software; and (iv) Internet related business consulting services.

ACQUISITION OF QINNET HOLDINGS
------------------------------
We completed the acquisition of a 93.8% interest in Qinnet Holdings Corp., a Washington corporation ("Qinnet Holdings") on April 23, 2001. Qinnet Holdings is the owner of all of the issued and outstanding shares of Beijing Qinnet. This acquisition was completed pursuant to offers made by us to the U.S. accredited and non-Canadian foreign shareholders of Qinnet Holdings on March 14, 2001. We issued a total of 12,275,100 shares of our common stock to the accepting shareholders of Qinnet Holdings upon completion of the acquisition on the basis of one share of our common stock for each share of Qinnet Holdings acquired. We acquired the remaining 6.2% interest in Qinnet Holdings pursuant to offers made by us to the remaining non-U.S. shareholders of Qinnet Holdings on May 23, 2001. The offers were to these shareholders of Qinnet Holdings to acquire their shares on the basis of 1.05 shares of our common stock for each share of Qinnet Holdings stock. The offers were accepted by all remaining shareholders of Qinnet
Holdings. We issued a total of 853,650 shares of our common stock to the remaining shareholders of Qinnet Holdings on June 8, 2001. We are now the owner of all of the outstanding shares of Qinnet Holdings.

2001 STOCK OPTION PLAN
----------------------
We adopted our 2001 stock option plan (the "2001 Stock Option Plan") on June 15, 2001. The 2001 Stock Option Plan provides for the grant of options to purchase up to 2,100,000 shares of our common stock to our officers, directors, employees and eligible consultants. We have approved the grant of options to purchase shares of our common stock to the holders of options to purchase shares of Qinnet Holdings common stock now that the acquisition of Qinnet Holdings has been completed. Options to purchase an aggregate of 2,000,000 shares of our common stock at a price of $5.00 per share have been granted under our 2001 Stock Option Plan. Of these options granted, options to purchase an aggregate of 215,000 shares have subsequently been terminated. Each grant of options is conditional upon the agreement of the optionee to cancel their options to purchase shares of Qinnet Holdings common stock. These new options have been granted on the same general terms and conditions as the holder's original options to purchase shares of Qinnet Holdings common stock.


Plan of Operations
------------------
Our plan of operations over the next twelve months includes the following elements, subject to achieving the required financing:

1.   Electronic Book Publishing
     --------------------------

We entered into a joint venture agreement dated August 18,
2000 with Liaoning Publishing Group of Companies ("LPG").  LPG is the first and largest independently operated publisher in
China and is currently one of the largest publishers in China.
We have agreed with LPG to carry out a joint venture
electronic book publishing and distribution business in China.
The joint venture business is to be carried out in Shenyang,
China by Liaoning Qinnet E-book Technologies Ltd. ("Liaoning Qinnet"), a joint venture corporation incorporated in accordance with the Enterprise Laws of the People's Republic of China ("PRC").  Under the joint venture agreement, we and
LPG have agreed to invest an aggregate of $5,000,000. We have agreed to contribute $3,000,000 in exchange for a 60%
ownership interest in Liaoning Qinnet.  LPG has agreed to
contribute $2,000,000 in exchange for a 40% ownership interest
in Liaoning Qinnet.   The joint venture will be for an initial
term of 20 years and will become effective upon the approval of the PRC government authorities. The objective of the joint venture will be to establish a database of Chinese and English language books and periodicals, to engage in the electronic publishing and sale of electronic books and to develop and market electronic reading devices, to be known as the Q-Reader.
The electronic reading devices will enable users to read the electronic books and periodicals that we propose to publish in a digitized format, as well as providing e-mail, internet and personal digital assistant capabilities. The joint venture is also negotiating for the license of a print-on-demand system enabling the production of fully-bound books from digitized input. If the joint venture enters into the license agreement, the joint venture will participate in the development of the print-on-demand system.

Our plan of operations is to pursue our Liaoning Qinnet electronic book publishing joint venture over the next twelve months. As of June 30, 2001, we had advanced approximately $280,000 to fund initial start-up expenses for this joint venture and LPG had advanced $125,000. These start-up expenses included substantial disbursements to engineering and technical firms and operating expenses for the project.
During August 2000, we advanced an additional $125,000 to the joint venture and LPG advanced an additional $125,000 to the joint venture. We plan to advance the balance of $2,595,000 to Liaoning Qinnet to fund our portion of the joint venture expenses during the next twelve months. We have not earned any revenues from this joint venture to date. We anticipate that we will not earn revenues from electronic book publishing until: (i) we complete development of our proprietary electronic reading device; and (ii) we successfully commercialize and initiate sales of our electronic reading device and database of electronic books in China.

2.   PowerNet Thin-Client Server Technology Joint Venture
     ----------------------------------------------------

We have entered into a memorandum of understanding dated January 8, 2001 with PowerNet USA, Inc. ("PowerNet") to establish a joint venture corporation called Qin PowerNet Inc. in Montreal, Canada. We have agreed with PowerNet to collaborate on an exclusive basis for the establishment of two pilot projects in China utilizing PowerNet's thin-client server technology. The thin-client server technology is designed to provide low-cost computing facilities through the on-line connection of a monitor, keyboard and related components to a central remote server as a lower priced alternative to purchasing a complete server-based personal computer system. The pilot projects are planned to be established in Tianjin and Beijing, or other agreed locations in China. We will own a 49% interest in Qin PowerNet, Inc. and PowerNet will own a 51% interest. We will share any revenues generated from the joint venture with PowerNet on a 50/50 basis. The Beijing and the Tianjin pilot projects are subject to the completion of technical feasibility studies and a business plan for each project and to securing financing for each project. The technical feasibility studies have not been completed to date and no agreement has been reached to proceed with either pilot project to date.

Our plan of operations for this joint venture is to complete technical feasibility studies for each pilot project with PowerNet. If we and PowerNet determine that the pilot projects are feasible, we will then negotiate a shareholders agreement with PowerNet for the timing and amount of funding for the joint venture and a license agreement whereby PowerNet will grant a license of its technology to enable the joint venture to proceed with each pilot project. If a determination is made to proceed, we plan to advance a total of $980,000 to our joint venture with PowerNet to fund these thin-client server technology pilot projects in Tianjin and Beijing over the next twelve months. We presently have not proceeded beyond the technical
feasibility phase for each pilot project and there is no assurance that the joint venture will proceed with any pilot
project.   If either pilot project proceeds, we will be
obligated to fund 49% of the development costs associated with each pilot project, as each pilot project is currently contemplated to be structured.

We have not received any revenues from this arrangement to date. We anticipate that we will only realize revenues if we determine to proceed with the pilot projects, the pilot projects are successfully implemented and revenues are earned by the pilot projects. If we do not proceed with the contemplated Powernet joint venture, then we may pursue commercialization of a thin-client server project independently.

3.   Tianjin Qinnet
     --------------

Beijing Qinnet has entered into a joint venture arrangement with Tianjin Xiandao Information Network Co., Ltd. ("Tjvan") of Tianjin, China. Beijing Qinnet and Tjvan have established a joint venture corporation known as Tianjin QinNet Xiandao Information Technology Co., Ltd. ("Tianjin QinNet") to own and operate an Internet service provider business in Tianjin, China. Mr. Weiguo Lang, our chairman and a director, is the registered owner of a 70% interest of Tianjin QinNet and Tjvan.com owns the balance of 30% of Tianjin QinNet. Ownership is in the name of Mr. Lang to comply with the laws and regulations of the PRC. Mr. Lang has granted to Beijing
Qinnet an option to purchase Mr. Lang's 70% interest in Tianjin Qinnet at a price equal to 70,000 RMB (equal to approximately $8,700 US as of March 26, 2001). This option is exercisable by Beijing Qinnet for a five year term expiring on March 24, 2005.
 The option arrangement has been structured to enable Beijing Qinnet to comply with PRC foreign ownership laws and restrictions. The option is transferable by Beijing Qinnet to give flexibility in structuring its ownership arrangement.
We anticipate that the foreign ownership laws of the PRC may change prior to the expiry of the option period or the option will be extended. Funds used by Mr. Lang to acquire his interest in Tianjin Qinnet were provided by Beijing Qinnet.

Beijing Qinnet has also entered into an equipment lease agreement and an exclusive consulting and services agreement with Tianjin Qinnet. Under the equipment lease agreement, Beijing Qinnet has acquired and leased equipment to Tianjin Qinnet. Tianjin Qinnet pays to Beijing Qinnet a lease fee equal to 50% of the revenues generated by Tianjin Qinnet in consideration for the lease of this equipment. Under the exclusive consulting and services agreement, Beijing Qinnet is the exclusive provider of technical consulting and services to
Tianjin Qinnet.   Tianjin Qinnet pays to Beijing Qinnet a fee
equal to 20% of all revenues generated by Tianjin Qinnet in
consideration for these services.    Each of the equipment
lease agreement and the exclusive consulting and services agreement with Tianjin Qinnet are for a ten year term expiring on March 24, 2010.

Tjvan is the second largest Internet service provider in the city of Tianjin in China. With capital invested by Beijing Qinnet, Tjvan and Beijing Qinnet have agreed that the business plan for Tianjin Qinnet is to upgrade existing equipment, add more lines and strengthen marketing development to increase the current customer base from 12,000 to 20,000 within a year. Tjvan's partnership with China Unicom Tianjin includes

Internet dial-up service provision in Tianjin. Tianjin Qinnet began to provide ISDN service in Tianjin with China Unicom
Tianjin on an exclusive basis in the late third quarter of 2000.
In 2000, a total of 92 customers began to receive this ISDN service. Revenues from this business are split equally between Tianjin
Qinnet and China Unicom Tianjin.

Our plan of operations for Tianjin Qinnet is to fund further purchases of ISDN equipment as required by Tianjin Qinnet, with the objective of enabling Tianjin Qinnet to increase its dial-up subscriber base from 12,000 to greater than 20,000 within two years to become one of the largest Internet service providers in Tianjin. We anticipate we will spend approximately $500,000 to fund the joint venture arrangement for Tianjin Qinnet over the next twelve months.

4.   Shenyang Qinnet
     ---------------

Beijing Qinnet, a subsidiary of Qinnet Holdings, has entered into a joint venture arrangement with Shenyang Brainn Information Co., Ltd. ("Braininfo.com") of Shenyang, China. Beijing Qinnet and Braininfo.com have established a joint venture corporation called Shenyang Qinnet-Brainn Information Technologies Corporation Ltd. ("Shenyang Qinnet") to develop and market an Internet service business in Shenyang, China. Shenyang Qinnet is in the business of providing Internet web site design and electronic commerce and related customer and technical support services. Shenyang Qinnet earns revenues from fees charged to its customers for providing these
services.   Shenyang Qinnet is currently earning only minimal
revenues.

Mr. Weiguo Lang, our chairman and a director, is the registered owner of a 51% interest in Shenyang Qinnet. Ownership is in the name of Mr. Lang to comply with the laws and regulations of the PRC. Mr. Lang has granted to Beijing
Qinnet an option to purchase Mr. Lang's 51% interest in Shenyang Qinnet at a price equal to 50,000 RMB (equal to approximately $6,200 US as of March 26, 2001). This option is exercisable by Beijing Qinnet for a five year term expiring on March 24, 2005. The option arrangement has been structured to enable Beijing Qinnet to comply with PRC foreign ownership laws and restrictions. The option is transferable by Beijing Qinnet to give flexibility in structuring its ownership arrangement. We anticipate that the foreign ownership laws of the PRC may change prior to the expiry of the option period or the option will be extended. Funds used by Mr. Lang to acquire his interest in Shenyang Qinnet were provided by Beijing Qinnet.

Beijing Qinnet has also entered into an equipment lease
agreement and an exclusive consulting and services agreement with Shenyang Qinnet.  Under the equipment lease agreement,
Beijing Qinnet has acquired and leased equipment to Shenyang
Qinnet.  Shenyang Qinnet pays to Beijing Qinnet a lease fee
equal to 50% of the revenues generated by Shenyang Qinnet in consideration for the lease of this equipment.  Under the
exclusive consulting and services agreement, Beijing Qinnet is the exclusive provider of technical consulting and services to
Shenyang Qinnet.   Shenyang Qinnet pays to Beijing Qinnet a
fee equal to 20% of all revenues generated by Shenyang Qinnet in consideration for these services. Each of the equipment lease agreement and the exclusive consulting and services agreement with Shenyang Qinnet are for a ten year term expiring on March 24, 2010. Upon exercise of its option, Beijing Qinnet will have the further option to increase its ownership interest to 70% of Shenyang Qinnet by providing additional funding to Shenyang Qinnet in the approximate amount of $200,000. We have recently determined to reduce the amount of funds we expect to advance to Shenyang Qinnet in order to focus the business efforts of Beijing Qinnet on other areas. We have determined to reduce the emphasis placed on the Shenyang Qinnet business based on higher anticipated growth rates of other areas of our business. In addition, staff from Shenyang Qinnet have been assigned to other areas of our business.

We plan to continue the operations of Shenyang Qinnet over the next twelve months, however we do not anticipate advancing further funds to Shenyang Qinnet during this period.

5.   XSP Internet Solution Software
     ------------------------------

Beijing Qinnet is currently in the process of developing a "One-Stop Total Solutions" Internet software package (referred to as the "XSP Software Package") to offer Internet solutions to medium and small sized companies. In this manner, Beijing Qinnet plans to provide the software necessary to establish an presence in the rapidly growing e-commerce market. Development of the XSP Software Package is approaching the final stage.
The final software package will consist of a suite of modules that provide comprehensive solutions for companies wishing to establish an online presence. The pre-packaged software modules allow the client to establish an e-commerce and internet presence in a short period of time at competitive cost without the need for a full time, in-house technical staff.
This package is intended to replace the traditional procedure in which a the client must identify and contract a website designer, engage a website host provider, negotiate with a software developer, negotiate a contract and initiate the design process. This process is generally costly, time consuming and requires internal management resources to implement.

We plan to complete development and commence marketing of the Internet solution software (XSP) being developed by Beijing Qinnet during the next twelve months. We plan to spend approximately $250,000 on the development and marketing of this Internet solution software during the same period. We will not earn any revenues from sales of the XSP Software Package until development is completed and marketing commences.

6.   QinTop Communication Network
     ----------------------------

Beijing Qinnet has entered into a strategic relationship with a communications company to provide Voice over Internet
Protocol ("VoIP") telecommunications services under the "QinTop" operating name. This service is provided through a Chinese IP Internet technology corporation that manages data traffic or voice and data transmission between North America and Asia to China. Beijing Qinnet has invested approximately $242,000 to date for equipment to facilitate this project.
These services provide call termination within the PRC from North America through the Chinese strategic partner's network. Qinnet Holdings has entered into a 12 month leasing arrangement for communication lines within North America and has established relationships for data traffic within China. Qincom Networks Inc., our wholly owned subsidiary, initiated service in Vancouver, Canada in December 2000 and has equipment located in North America and China with initial capacity of 10 million minutes of call volume per month. This capacity can be increased incrementally as demands require, subject to available financing.

We plan to continue the development of our VOIP Telecommunications services through Qincom Networks over the next twelve months.
We plan to spend approximately $200,000 on the development of this communication network during this period.

We plan to spend approximately $800,000 for general corporate purposes, including administrative, overhead and professional expenses, over the next twelve months. We plan to spend approximately $4,875,000 over the next twelve months in pursuing our stated plan of operations. Of these anticipated expenditures, we anticipate that a total of approximately $3,000,000 will be spent in the next six months, subject to our achieving financing.

We had cash in the amount of $1,039,374 as of June 30, 2001. Accordingly, we will require significant amounts of additional financing in order to complete our plan of operations. We will plan our expenditures around our capital resources in order to maintain our operations. The amount of expenditures may vary if:
(i) we determine to reduce or expand our plan of operations; (ii) the actual costs incurred in pursuing our stated plan of operations are greater than anticipated; or (iii) we are not successful in achieving revenues upon completion of our stated plan of operations. We do not have any arrangement in place for any debt or equity financing which would enable us to achieve additional financing if required. There is no assurance that we will be able to secure the required additional financing. There is no assurance that completion of our stated plan of operations will successfully generate the planned revenues or that any revenues generated will be sufficient to fund future operations.

We have hired a full-time chief executive officer in the third quarter of 2001. We plan on hiring a full-time chief financial officer in the fourth quarter of 2001. We currently employ approximately 100 people in our operations. We anticipate that we will hire additional employees over the next twelve months if we achieve the financing necessary to implement our plan of operations. Of these additional employees, a majority are anticipated to be located in China. We also plan to expand our management teams in North America and China.

Our business plan may differ from our stated plan of operations.
We may decide not to pursue all or part of our stated plan of operations. In addition, we may modify our stated plan of operations if actual costs are greater than anticipated, if we are not able to achieve financing or if we secure financing in order to expand or accelerate our plan of operations.

RESULTS OF OPERATIONS
---------------------
We completed the acquisition of a 100% interest in Qinnet Holdings during the second quarter of 2001. We completed this acquisition in consideration of the issuance by us of 13,128,750 shares of our common stock to the shareholders of Qinnet Holdings. Due to the common management of Q-Net Technologies, Inc. and Qinnet Holdings, the acquisition was accounted for using historical costs in a manner similar to pooling-of-interests method of accounting. Under this method, the assets, liabilities and stockholders' equity of the acquired entities are combined with the Company's respective accounts at recorded book value. The financial statements and footnotes included with this Form 10-QSB Quarterly Report have been restated to include the operations of Qinnet Holdings and its subsidiaries for all periods presented.

The unaudited condensed consolidated financial statements included with this Form 10-QSB Quarterly Report include Q-Net Technologies, Inc. and each of our wholly owned subsidiaries. These subsidiaries include Qinnet Holdings Corp., Beijing Qinnet Electronic Technologies Co.
Ltd. (a subsidiary of Qinnet Holdings), Qincom Networks Inc.,
Internet Corporation of America and our 60% owned subsidiary,
Liaoning Qinnet E-book Technology Co. Ltd.   These financial
statements do not consolidate the financial statements of our Tianjin Qinnet or Shenyang Qinnet joint ventures.

2001 compared with 2000
-----------------------
Revenues

We earned revenues in the amount of $343,116 during the six months ended June 30, 2001. These revenues were attributable to revenues earned from Internet phone services provided by Qincom Networks Inc. We did not earn any revenues from our Chinese operations, our Liaoning Qinnet joint venture or our Qin PowerNet, Inc. joint venture during the first six months of 2001.

Our cost of revenues for the six months ended June 30, 2001 were $315,320. The cost of revenues include primarily telecommunication expenses incurred in connection with the provision of Internet phone services by Qincom Networks. Our cost of revenues for the six months ended June 30, 2001 represented 91.9% of our total revenues.

Operating Expenses
------------------
Our operating expenses increased to $1,164,350 for the six months ended June 30, 2001, compared to $975,564 for the six months ended
June 30, 2000.   The increase in our operating expenses in the
amount of $188,786 was primarily attributable to increases in our consulting expenses, our general and administrative expenses and professional fees. Our consulting expenses increased to $397,231 for the six months ended June 30, 2001 from $215,766 for the six months ended June 30, 2000.  These consulting expenses
were primarily attributable to the services provided by
Weiguo Lang, our president, and Paul Schwartz, our secretary
and treasurer.   We incurred a one-time reorganization
expense in the amount of $333,000 in connection with our acquisition of Internet Corporation of America in the six months ended June 30, 2000. No expense was attributable to this reorganization in the six months ended June 30, 2001.
We incurred costs in the amount of $150,400 related to the operation of our Liaoning Qinnet joint venture during the six months ended June 30, 2001. We anticipate the amount expended on this joint venture will increase if we are able to raise the funding required to enable us to meet our funding obligations under this joint venture.

Our general and administrative expenses increased to $226,820 for the six months ended June 30, 2001 from $112,006 for the six months ended June 30, 2000. This increase was attributable to the expansion of our business operations in 2001 compared to 2000. Our professional fees increased to $204,857 for the six months ended June 30, 2001 from $156,595 for the six months ended June 30, 2000. These increased professional fees were attributable to our acquisition of Qinnet Holdings during the second quarter of 2001 and our ongoing reporting obligations as a reporting company under the Securities Exchange Act of 1934. We expect to continue to incur high professional expenses in order to comply with our ongoing obligations under the Securities Exchange Act of 1934. We anticipate that our operating expenses will continue to increase as we carry out our stated plan of operations, subject to our achieving the required financing.

Net Loss
--------
We incurred a net loss in the amount of $1,079,135 for the six months ended June 30, 2001, compared to a net loss of $918,908 for the six months ended June 30, 2000. Our increased loss in the amount of $160,227 was primarily reflective of our increased operating expenses in the amount of $188,786.

Liquidity and Capital Resources
-------------------------------
We had cash in the amount of $1,039,374 as of June 30, 2001. We had working capital in the amount of $1,409,676 as of June 30, 2001.

Cash used by us in operating activities increased to $1,282,726 for the six months ended June 30, 2001, compared to $739,498 for the six months ended June 30, 2000. Cash provided by financing activities decreased to $16,424 for the six months ended June 30, 2001 compared to $4,874,435 for the six months ended June 30, 2000. The decrease in cash provided by financing activities was attributable to the fact that we did not complete any sales of our common stock during the six months ended June 30, 2001, whereas we received cash from sales of common stock in the amount of $5,350,500 during the six
months ended June 30, 2000.   Our cash position decreased in the
amount of $1,424,566 during the first six months ended June 30, 2001, whereas our cash position increased in the amount of $1,516,845 during the six months ended June 30, 2000. We anticipate that our cash position will continue to decline until such time as our revenues increase to a level where they exceed our operating expenses or until we realize an additional financing.

We did not complete any sales of our common stock for cash proceeds during the six months ended June 30, 2001. None of our granted stock options were exercised during this period. We currently have options to purchase a total of 226,000 shares of our common stock outstanding at a price of $10.00 per share and options to purchase 1,785,000 shares of our common stock at a price of $5.00 per share. None of these options have been exercised as of August 10, 2001.

We will require additional capital if we are to complete our stated plan of operations. Our plan of operations calls for us to spend approximately $5,000,000 over the next twelve months. Our current monthly operating expenses are approximately $150,000 per month. Our current cash reserves are sufficient to enable us to operate for an additional six months, assuming that our revenues remain constant and we do not fully implement our plan of operations. Accordingly, we will require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock. We are presently in the process of negotiating private placements of our securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our marketing and sales efforts and may implement additional actions to reduce expenditures, including withdrawing from our joint ventures, reducing staff, reducing the level of services, selling assets, disposing of business units or suspending some or all of our operations.

We anticipate that we will continue to incur losses for the foreseeable future. We base this expectation in part on the expectation that we will incur substantial marketing and operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

We issued a total of 12,275,100 shares of our common stock on April 23, 2001 in consideration for the acquisition of a 93.8% interest in Qinnet Holdings Corp., a Washington corporation ("Qinnet Holdings"). The shares were issued pursuant to offers made by us to the U.S. accredited and non-Canadian foreign shareholders of Qinnet Holdings Corp. An aggregate of 2,154,000 shares of our common stock were issued to U.S. accredited investors in reliance of the exemption from the registration requirements of the Securities Act of 1933 (the "1933 Act") provided by Rule 506 of Regulation D of the 1933 Act. Shares were issued pursuant to Rule 506 of Regulation D based on the representation by each United States shareholder of Qinnet Holdings that the shareholder is an "accredited investor", as defined in Rule 501 of Regulation D.
An aggregate of 10,121,000 shares of our common stock were issued to non-Canadian foreign shareholders in reliance of the exemption from the registration requirements of the 1933 Act provided by Regulation S of the 1933 Act. Shares were issued to each non-Canadian foreign shareholder in reliance of the representations of each non-Canadian foreign shareholder that the shareholder is not a "U.S. Person", as defined in Regulation S. No person acted as underwriter in connection with the acquisition and no underwriting discounts or commissions were paid.

We issued a total of 853,650 shares of our common stock on June 8, 2001 in consideration for the acquisition of the remaining 6.2% interest in Qinnet Holdings. The shares were issued pursuant to offers made by us to the remaining foreign shareholders of Qinnet Holdings Corp. The shares were issued to each remaining shareholder of Qinnet Holdings in reliance of the exemption from the registration requirements of the 1933 Act provided by Regulation S of the 1933 Act and in reliance of the representations of each remaining shareholder that the shareholder is not a "U.S. Person", as defined in Regulation S. No person acted as underwriter in connection with the acquisition and no underwriting discounts or commissions were paid.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

Our annual general meeting of stockholders was held on August 10, 2001. The following individuals were elected to our board of directors to hold office until our next annual general meeting:

     Fredric R. Mann II
     Weiguo Lang
     Paul Schwartz
     Lynn Patterson

Our stockholders also approved amendments to our Certificate of Incorporation to:

  1.   change our corporate name to Q-Net Technologies, Inc.;
  2. increase the number of shares of our authorized common stock to 100,000,000 shares;
  3. create an authorized class of 100,000,000 shares of preferred stock;
  4. empower our directors to adopt, amend and repeal bylaws, subject to the power of our stockholders to adopt, amend and repeal bylaws.

These amendments were effective upon the filing of our amended and restated Certificate of Incorporation with the State of Delaware on August 13, 2001.

Our stockholders also approved our 2001 stock option plan and ratified the appointment of Grant Thornton, LLP as our independent auditors.

Subsequent to our annual general meeting, Mr. Fredric Mann II was elected as our president, our chief executive officer and our chief financial officer. Mr. Paul Schwartz was elected as our secretary, treasurer and chief operating officer. Mr. Weiguo Lang remains as the chairman of our board of directors.

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

Exhibit 3.9:  Restated Certificate of Incorporation filed August 13, 2001

Exhibit 10.1: Agreement dated August 18, 2000 between Qinnet.com,
              Inc. and Liaoning Publishing Group of Companies(2)

Exhibit 10.2: Memorandum of Understanding dated January 8, 2001 between Qinnet.com, Inc. and PowerNet USA Ltd. (4)

Exhibit 10.3: Offer of Qinnet.com to the Accredited United States
              Shareholders of Qinnet Holdings dated March 14, 2001 (4)

Exhibit 10.4: Offer of Qinnet.com to non-Canadian Foreign
              Shareholders of Qinnet Holdings dated March 14, 2001 (4)

Exhibit 10.5: Form of Offer of Qinnet.com to the Remaining
              Shareholders of Qinnet Holdings dated May 23, 2001(5)

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

  (3)   Previously filed as an exhibit to Qinnet.com's Current
        Report on Current Report on Form 8-K filed on December 21, 2000 and incorporated herein by reference.

  (4)   Previously filed as an exhibit to Qinnet.com's Current
        Report on Form 10-KSB filed on April 2, 2000 and incorporated herein by reference.

  (5)   Previously filed as an exhibit to Qinnet.com's Current
        Report on Current Report on Form 8-K filed on July 9, 2001 and incorporated herein by reference.


REPORTS ON FORM 8-K

On May 4, 2001, we filed a Current Report on Form 8-K to announce the acquisition of a 93.8% interest in Qinnet Holdings Corp., a Washington corporation. We filed an amendment to this Current
Report on Form 8-K on July 9, 2001 to include the audited financial statements of Qinnet Holdings Corp. and the unaudited pro forma financial statements required by Current Report on Form 8-K.

                              SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

Q-NET TECHNOLOGIES, INC.

Date:  August 17, 2001


By:    /S/ Fredric R. Mann II
       ------------------------------
       FREDRIC R. MANN II,
       CHIEF EXECUTIVE OFFICER, PRESIDENT AND
       CHIEF FINANCIAL OFFICER
       DIRECTOR