Form 10QSB
period 2001-09-30
QINNET COM INC
filed 2001-11-19
CIK 1100891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [ X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

     For  the  quarterly  period  ended  September  30,  2001

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
Act  of  1934
     For  the  transition  period--------to


          Commission  File  Number     0-28659
                                       -------

                            Q-NET TECHNOLOGIES, INC.
               __________________________________________________
        (Exact name of small Business Issuer as specified in its charter)

          Delaware                            75-2610514
------------------------------------          ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation  or  organization)


Suite 206, 4505 Las Virgenes Road
Calabasas,  CA                                91302
------------------------------------          ---------------------------------
(Address of principal executive offices)      (Zip  Code)

Issuer's telephone number, including
area code:                                    (818)  871-9482


                                QINNET.COM, INC.
                                  (former name)
      _____________________________________________________________________
            (Former name, former address and former fiscal six months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [    ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,429,247 shares of $0.00001 par value common stock outstanding as of November 9, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


                                                                             Q-NET  TECHNOLOGIES,  INC.
                                                                            (formerly Qinnet.com, Inc.)
                                                                          (a development stage company)
                                                                            CONSOLIDATED BALANCE SHEETS

                                                                  September 30,            December 31,
                                                                      2001                     2000
                                                            -----------------------  --------------------
ASSETS                                                              (Unaudited)               (audited)
Current assets
  Cash and cash equivalents                                 $          662,805       $        2,463,940
  Restricted short term investments                                  1,999,995                1,999,653
  Short term investments                                                81,180                        -
  Trade accounts receivable                                            192,030                        -
  Note receivable from an individual                                   100,000                  100,000
  Inventory                                                             63,701                   58,681
  Prepaid expenses and other current assets                            133,442                   29,261
                                                                   ------------  -----------------------
Total current assets                                                 3,233,153                4,651,535
Property and equipment, net                                            249,454                  197,814
Note receivable from shareholder                                        50,338                   50,313
Deposits on investments                                              1,150,707                1,130,939
                                                                   ------------  -----------------------
                                                                     1,450,499                1,379,066
                                                                     4,683,652               6,030,601
                                                          =======================  ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and other accrued liabilities                   $   423,558   $              129,972
  Notes payable to bank                                              1,933,440                1,932,480
                                                                   ------------  -----------------------
                                                                     2,356,998                2,062,452
Minority interest                                                       84,618                   76,321
Commitments and contingencies                                                -                        -
Stockholders' Equity
  Preferred Stock : $0.00001 par value
    Authorized : 100,000,000    Issued and outstanding :nil                  -                        -
  Common Stock : $0.00001 par value
    Authorized : 100,000,000
    Issued and outstanding : 14,429,247 at September 30, 2001 and
                                        December 31, 2000                  144                      144
  Additional paid in capital                                         8,681,154                8,681,154
  Accumulated deficit                                               (6,446,341)              (4,790,238)
  Accumulated other comprehensive income                                 7,079                      768
                                                                   ------------  -----------------------
Total Stockholders' Equity                                           2,242,036                3,891,828
                                                                     4,683,652               6,030,601
                                                         =======================  ======================

See  accompanying  notes


                                            Q-NET  TECHNOLOGIES,  INC.
                                            (formerly Qinnet.com, Inc.)
                                           (a development stage company)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)


                                             Cumulative from
                                            inception (May 31,    Three Months Ended       Nine Months Ended
                                              1989) through -------------------------- ---------------------------
                                              September 30, September 30, September 30, September 30,September 30,
                                                   2001         2001          2000          2001          2000
--------------------------------------------  ------------  ------------  ------------  ------------  ------------
Revenues                                      $   541,205   $   198,053   $     3,400   $   541,169   $     3,400
Cost of revenue                                   446,049       116,901         3,389       432,221         3,389
                                              ------------  ------------  ------------  ------------  ------------
        Gross profit                               95,156        81,152            11       108,948            11
Expenses
  Consulting                                    1,111,397       208,360       118,198       605,591       333,964
  General and administrative                      639,102       110,189        58,634       337,009       170,640
  Management fees                                 440,000        60,000             -       180,000             -
  Marketing expenses                              406,526        39,785        48,087       104,827       182,677
  Non-monetary compensation expenses            2,872,100             -             -             -             -
  Professional fees                               547,451        87,192        54,122       292,049       210,716
  Reorganization cost                             333,000             -             -             -       333,000
  Start-up cost of joint venture                  365,666       178,710           128       329,110        23,736
  Telecommunication expenses                       48,226        48,226             -        48,226             -
                                                6,763,468       732,462       279,169     1,896,812     1,254,733
                                              ------------  ------------  ------------  ------------  ------------
Operating loss                                 (6,668,312)     (651,310)     (279,158)   (1,787,864)   (1,254,722)
Other income (expense)
  Interest income                                 295,770        31,422        79,786       106,302       139,177
  Interest expense                               (172,085)      (23,305)      (43,047)      (97,686)      (43,860)
  Gain on disposal of capital assets                1,919         1,919             -         1,919             -
  Foreign exchange gain (loss)                    (48,559)       (7,159)       (2,739)       (9,433)       (4,661)
                                              ------------  ------------  ------------  ------------  ------------
Loss before minority interest                  (6,591,267)     (648,433)     (245,158)   (1,786,762)   (1,164,066)
Minority interest in net loss of subsidiary       144,926        71,465             -       130,659             -
                                              ------------  ------------  ------------  ------------  ------------
Net loss                                      $(6,446,341)  $  (576,968)  $  (245,158)  $(1,656,103)  $(1,164,066)
                                              ============  ============  ============  ============  ============

Basic and diluted net loss per share                        $     (0.04)  $     (0.02)  $     (0.11)  $     (0.08)
                                                            ============  ============  ============  ============
Weighted average shares outstanding                          14,429,247    14,388,597    14,429,247    14,225,276
                                                            ============  ============  ============  ============


See  accompanying  notes


                                       Q-NET  TECHNOLOGIES,  INC.
                                      (formerly Qinnet.com, Inc.)
                                     (a development stage company)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                            Cumulative from
                                                           inception (May 31,     Nine Months Ended
                                                               1989)through  --------------------------
                                                               September 30, September 30, September 30,
                                                                  2001           2001          2000
-------------------------------------------------------------  ------------  ------------ -------------
Cash flows from operating activities
  Net loss                                                     $(6,446,341)  $(1,656,103)  $(1,164,066)
  Adjustments to reconcile net loss to net cash
    used in operating activities :
      Depreciation and amortization                                 46,681        32,301         3,580
      Minority interest in net loss of subsidiary                 (144,926)     (130,659)            -
      Non-monetary compensation expense                          2,872,100             -             -
      Non-monetary reorganization costs                            283,000             -       283,000
      Changes in assets and liabilities :
        Increase in trade accounts receivable                     (192,030)     (192,030)            -
        Increase in prepaid expenses and other current assets     (133,442)     (104,181)      (94,062)
        Increase in inventory                                      (63,701)       (5,020)      (65,910)
        Increase in accounts payable and accrued liabilities       423,558       293,586        92,918
          Net cash used in operating activities                 (3,355,101)   (1,762,106)     (944,540)
                                                               ------------  ------------  ------------
Cash flows from investing activities
  Purchases of property and equipment                             (296,135)      (83,941)     (167,513)
  Purchases of short term investments                           (2,081,175)      (81,522)   (1,999,995)
  Advances under notes receivable                                 (150,338)          (25)     (100,000)
         Net cash used in investing activities                  (2,527,648)     (165,488)   (2,267,508)
                                                               ------------  ------------  ------------
Cash flows from financing activities
  Investment from minority interest shareholders                   229,544       138,956             -
  Deposits on investments                                       (1,150,707)      (19,768)   (1,219,085)
  Proceeds from notes payable to bank                            1,933,440           960     1,932,320
  Issuance of common stock                                       5,526,198             -     5,350,500
         Net cash provided by financing activities               6,538,475       120,148     6,063,735
                                                               ------------  ------------  ------------
Effect of exchange rate changes on cash                              7,079         6,311         1,282
                                                               ------------  ------------  ------------
Increase (decrease) in cash and cash equivalents                   662,805    (1,801,135)    2,852,969
Cash and cash equivalents - beginning of period                          -     2,463,940        52,858
Cash and cash equivalents - end of period                      $   662,805   $   662,805   $ 2,905,827
                                                               ============  ============  ============


See  accompanying  notes

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                         (a  development  stage  company)

            NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                           September 30, 2001 and 2000
                                   (Unaudited)


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

The unaudited condensed consolidated financial statements include the accounts of Q-Net Technologies, Inc. ("the Company"), its wholly owned subsidiary companies, Qinnet Holdings Corp. ("Qinnet Holdings"), Beijing Qinnet Electronic Technologies Co. Ltd. ("Beijing Qinnet"), Qincom Networks Inc. ("Qincom"), Internet Corporation of America ("ICA") and its 60% owned subsidiary, Liaoning Qinnet E-book Technology Co. Ltd. ("Qinnet E-book"). The Company accounts for the remaining 40% interest in Qinnet E-book as minority interest in the accompanying consolidated financial statements. All significant inter-company transactions and accounts have been eliminated.

In June 2001, the Company completed its merger with Qinnet Holdings, in which Qinnet Holdings became a wholly-owned subsidiary of the Company. The Company exchanged approximately 13 million shares of common stock for all the outstanding common shares of Qinnet Holdings. See Note B for additional information. Due to the common management of the Company and Qinnet Holdings, the merger was accounted for using historical costs in a manner similar to pooling-of-interests method of accounting. Under this method, the assets, liabilities and stockholders' equity of the acquired entities are combined with the Company's respective accounts at recorded book value. The accompanying financial statements and footnotes have been restated to include the operations of Qinnet Holdings for all periods presented. The direct cost incurred in relation to the merger is immaterial.

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                        (a  development  stage  company)

            NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                           September 30, 2001 and 2000
                                   (Unaudited)


NOTE  B  -  DESCRIPTION  OF  BUSINESS

The Company, a Delaware corporation, was incorporated on May 31, 1989 as Specialists, Inc. In 1996, Specialists, Inc. amended its Certificate of Incorporation to change its name to Eastern Group International Co., Ltd. Also during 1996, Eastern Group International Co., Ltd. issued 7,714,000 shares of common stock in exchange for $50,000 and changed its name to Telespace Limited. In December 1999, Telespace Limited changed its name to Qinnet.com, Inc. On April 13, 2000, Qinnet.com acquired all of the issued and outstanding shares of ICA. At the date of acquisition, ICA was a reporting company under the Securities Exchange Act of 1934 and had no operations, assets or employees. On August 13, 2001, the Company changed its name to Q-Net Technologies, Inc.

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

The Company entered into a joint venture agreement effective August 18, 2000 for electronic publishing of books for the Chinese market with Liaoning Publishing Group, a publisher located in the Province of Liaoning of the People's of Republic of China ("PRC"). Under the terms of agreement, the parties will invest $5,000,000 to establish a joint venture company called Liaoning Qinnet E-book Technologies Co., Ltd. under the enterprise laws of the PRC. The Company will contribute $3,000,000 for 60% of the joint venture company. The joint venture will be for an initial term of 20 years. As of September 30, 2001, the Company has contributed $280,000 to Qinnet E-book as its initial start-up capital and advanced $120,770 to Qinnet E-book to fund the Company's portion of the joint venture expenses.

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

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                         (a  development  stage  company)

            NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                           September 30, 2001 and 2000
                                   (Unaudited)


NOTE  B  -  DESCRIPTION  OF  BUSINESS  -  Continued

Qinnet  Holdings  was incorporated on April 26, 1999 in the state of Washington.
Qinnet Holdings is a development stage enterprise and has two wholly-owned subsidiaries: Beijing Qinnet, established in the PRC on December 6, 1999, and Qincom, a British Columbia, Canada company established on August 22, 2000.

Beijing Qinnet participates in two joint venture agreements with Chinese internet companies and has options to purchase equity interests in these joint ventures. These two joint ventures are carried out by two operating corporations, Tianjin Xiaodao Information Network Co. Ltd. ("Tianjin Qinnet") and Shenyang Qinnet Brainn Informerce Co. Ltd. ("Shenyang Qinnet"). Shenyang Qinnet is in the business of providing internet web site design and content development and related customer and technical support services. Tianjin Qinnet is in the business of providing internet access services. Currently, Mr. Weiguo Lang, the Chairman and a director of the Company, is the registered owner of 51% ownership interest in Shenyang Qinnet and 70% ownership interest in Tianjin Qinnet. The funds used to purchase Mr. Lang's equity interests in these joint ventures were provided by Beijing Qinnet and are included in Deposits on Investments in the accompanying balance sheets. Exercise of the first option would transfer 51% ownership of Shenyang Qinnet to Beijing Qinnet and would require the payment of 50,000 Chinese RMB or approximately $6,040. Further, Beijing Qinnet has the option to increase its ownership interest in this joint venture to 70% for an additional $200,000. Exercise of the other option would transfer 70% ownership of Tianjin Qinnet to Beijing Qinnet and would require the payment of 70,000 Chinese RMB or approximately $8,460. The option agreements have a five-year term expiring on March 24, 2005. The option arrangements have been structured to enable Beijing Qinnet to comply with PRC foreign ownership laws and restrictions. The option is transferable by Beijing Qinnet to give flexibility in structuring its ownership arrangement. The Company anticipates that the foreign ownership laws of the PRC may change prior to the expiration of the option period or the options might be extended.

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

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                        (a  development  stage  company)

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                           September 30, 2001 and 2000
                                   (Unaudited)


NOTE  B  -  DESCRIPTION  OF  BUSINESS  -  Continued

The Company is a development stage enterprise and its activities through September 30, 2001 have been principally devoted to organizational activities and other efforts. The Company's business plan is to become a leading provider of value-added technology products and services to government entities, private enterprises and individuals within China in the areas of electronic book publishing, thin-client server technology and internet related technologies and services. The business plan of the Company calls for increased expenses associated with the achievement of its business plan. Management anticipates that revenues from operations will initially be insufficient to cover these expenses. As a result, the Company is fully dependent upon management and significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity until commencement of operations. There is no assurance that the Company will be able to raise the necessary capital to fund its initial and continuing operations.

Management plans to raise approximately $3,000,000 through a private placement for Qinnet E-book during the first quarter of fiscal year 2002 and will continue to pursue additional financing necessary to fund its other operations.


NOTE  C  -  REVENUES

The Company's revenues were derived from Qincom and Qinnet Holdings. Qincom and Qinnet Holding's revenue were derived from providing long distance telephone services using internet protocol technology and are recognized by the Company upon delivery of services.


NOTE  D  -  INVENTORY

Inventory consists of ISDN equipment and accessories for sale. Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.



NOTE  E  -  RELATED  PARTY  TRANSACTIONS

During the nine-month period ended September 30, 2001, the Company incurred management fees of $180,000 and consulting fees of $133,000 to the directors of the Company. The Company also paid rent in the amount of $9,346 to a company affiliated with a director of Qincom.

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                        (a  development  stage  company)

            NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                           September 30, 2001 and 2000
                                   (Unaudited)


NOTE  F-FOREIGN  CASH  BALANCES

The Company maintains cash balances in financial institutions located in Canada and China. The Company has not experienced significant losses in such accounts as a result of foreign currency exchange rates.


NOTE  G  -  STOCK  OPTION  PLAN

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


NOTE  H  -  NOTES  PAYABLE  TO  BANK

Beijing Qinnet has two notes payable to a bank in the PRC. One of the notes for RMB8,000,000 (approximately $966,720 at September 30, 2001) is due on April 16, 2002 and bears interest at 4.875%. The other note for RMB8,000,000 is due on December 14, 2001 and bears interest at 4.65%. The notes are secured by the Company's restricted short-term investments of $1,999,995 as of September 30, 2001.

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                        (a  development  stage  company)

             NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                           September 30, 2001 and 2000
                                   (Unaudited)


NOTE  I  -  COMPREHENSIVE  INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive loss was $(572,201) and $(1,649,792) for the three and nine months ended September 30, 2001 respectively and $(243,876) and $(1,162,784) for the three and nine months ended September 30, 2000 respectively. The difference from net loss as reported and comprehensive loss is the change in the cumulative currency translation adjustment.


NOTE  J  -  PREFERRED  STOCK

The Company has been authorized by the shareholders to issue up to 100 million shares of preferred stock. The directors will determine the terms and conditions upon issuance of the preferred stock. As of September 30, 2001, the Company has not issued any shares of preferred stock.

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

OVERVIEW

We are engaged in the business of establishing operations in China as a value-added technology provider to companies and businesses engaged in electronic commerce. Our business activities in China include:

1. a joint venture to develop an electronic book publishing business in China;

2. the development of a thin-client server computer system business in China;

3. providing Internet access to customers within China through our joint venture partners;

4. providing data and voice transmission services using state-of-art Internet protocol technology to customers in China;

5. developing Internet solution software to be marketed to Chinese customers; and

6. providing Internet related business consulting services to customers in China.

Our business operations are carried out through our wholly owned subsidiary, Qinnet Holdings Corp., a Washington corporation ("Qinnet Holdings"). Qinnet Holdings is the owner  of all of the issued and outstanding shares of Beijing Qinnet  Electronic
Technologies  Co.,  Ltd. ("Beijing Qinnet").   Beijing  Qinnet  carries out our
business activities in China. Qinnet Holdings is also the owner of all of the issued and outstanding shares of Qincom Networks, a British Columbia company that carries out our long distance telephony business.

Plan  of  Operations

Our plan of operations over the next twelve months includes the following elements, subject to achieving the required financing:

1.     Electronic  Book  Publishing
       ----------------------------

We entered into a joint venture agreement dated August 18, 2000 with Liaoning Education Press ("LEP"), a wholly owned subsidiary operation of Liaoning Publishing Group of Companies ("LPG"). LPG is the first and largest independently operated publisher in China and is currently one of the largest publishers in China. We have agreed with LPG to carry out a joint venture electronic book publishing and distribution business in China. The joint venture business is to be carried out in Shenyang, China by Liaoning Qinnet E-book Technologies Ltd. ("Liaoning Qinnet"), a joint venture corporation incorporated in accordance with the Enterprise Laws of the People's Republic of China ("PRC"). We initially contributed $280,000 for a 70% interest in this joint venture while LEP contributed $120,000 in consideration for a 30% interest. We subsequently entered into a further joint venture agreement with LPG to expand the joint venture operation and to replace LEP with LPG as our joint venture partner. Under the joint venture agreement, we and LPG have agreed to invest an aggregate of $5,000,000. We have agreed to contribute $3,000,000 in exchange for a 60% ownership interest in Liaoning Qinnet. LPG has agreed to contribute $2,000,000 in exchange for a 40% ownership interest in Liaoning Qinnet. The joint venture will be for an initial term of 20 years and will become effective upon the approval of the PRC government authorities. The objective of the joint venture will be to establish a database of Chinese and English language books and periodicals, to engage in the electronic publishing and sale of electronic books and to develop and market electronic reading devices, to be known as the Q-Reader. The electronic reading devices will enable users to read the electronic books and periodicals that we propose to publish in a digitized format, as well as providing e-mail, Internet and personal digital assistant capabilities. The joint venture is also negotiating for the license of a print-on-demand system enabling the production of fully-bound books from digitized input. If the joint venture enters into the license agreement, the joint venture will participate in the development of the print-on-demand system.

Our plan of operations is to pursue our Liaoning Qinnet electronic book publishing joint venture over the next twelve months. As of September 30, 2001, we had advanced approximately $405,000 to fund initial start-up expenses for this joint venture and LPG had advanced approximately $250,000. These start-up expenses included substantial disbursements to engineering and technical firms and operating expenses for the project. Of the total amount advanced to date, we advanced

$125,000  to the  joint venture and LPG advanced $125,000 to the joint venture
during  the  third  quarter  of  2001.   We  plan to  advance  the  balance of
$2,595,000 to Liaoning Qinnet to fund our portion of the joint venture expenses during the next twelve months. We have not earned any revenues from this joint venture to date. We anticipate that we will not earn revenues from electronic book publishing until: (i) we complete development of our proprietary electronic reading device; and (ii) we successfully commercialize and initiate sales of our electronic reading device and database of electronic books in China.

2.     Thin-Client  Server  Technology  Business
       -----------------------------------------

We had entered into a memorandum of understanding dated January 8, 2001 with PowerNet USA, Inc. ("PowerNet") to establish a joint venture corporation called Qin PowerNet Inc. in Montreal, Canada. This joint venture agreement has been terminated by agreement.

Beijing Qinnet has developed the independent capability to establish a thin client server operation and will not be unduly effected by the termination of the Powernet agreement. This thin-client server technology is designed to provide low-cost computing facilities through the on-line connection of a monitor, keyboard and related components to a central remote server as a lower priced alternative to purchasing a complete server-based personal computer system. The initial pilot project has been established in Tianjin by Beijing Qinnet and additional locations are planned for Beijing and other cities in China.

Our ability to continue development of our thin-client server technology business is subject to our ability to raise additional financing. The amount of funds that we propose to spend on developing this business will depend upon the amount of funds, if any, available from any financing that we are able to achieve.

3.     Tianjin  Qinnet
       ---------------

Beijing Qinnet has entered into a joint venture arrangement with Tianjin Xiandao Information Network Co., Ltd. ("Tjvan") of Tianjin, China. Beijing Qinnet and Tjvan have established a joint venture corporation known as Tianjin QinNet Xiandao Information Technology Co., Ltd. (Tianjin QinNet) to own and operate an Internet service provider business in Tianjin, China. Mr. Weiguo Lang, our chairman and a director, is the registered owner of a 70% interest of Tianjin QinNet and Tjvan.com owns the balance of 30% of Tianjin QinNet. Ownership is in the name of Mr. Lang to comply with the laws and regulations of the PRC. Mr. Lang has granted to Beijing Qinnet an option to purchase Mr. Lang's 70% interest in Tianjin Qinnet at a price equal to 70,000 RMB (equal to approximately $8,700 US as of March 26, 2001). This option is exercisable by Beijing Qinnet for a five year term expiring on March 24, 2005. The option arrangement has been structured to enable Beijing Qinnet to comply with PRC foreign ownership laws and restrictions. The option is transferable by Beijing Qinnet to give flexibility in structuring its ownership arrangement. We anticipate that the foreign ownership laws of the PRC may change prior to the expiry of the option period or the option will be extended. Funds used by Mr. Lang to acquire his interest in Tianjin

Qinnet  were  provided  by  Beijing  Qinnet.

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

With capital invested by Beijing Qinnet, Tjvan and Beijing Qinnet have agreed that the business plan for Tianjin Qinnet is to upgrade existing equipment, add more lines and strengthen marketing development to increase the current customer base. Tjvan's partnership with China Unicom Tianjin and China Netcom Tianjin includes Internet service provision in Tianjin. Tianjin Qinnet began to provide ISDN service in Tianjin with China Unicom Tianjin on an exclusive basis in the late third quarter of 2000. In 2000, a total of 92 customers began to receive this ISDN service. Revenues from this business are split equally between Tianjin Qinnet and China Unicom Tianjin.

We have scaled back our previously disclosed plan of operations for Tianjin Qinnet due to our current lack of funding. That plan involved purchases of ISDN equipment in the approximate amount of $500,000. We plan to continue the operations of Tianjin Qinnet over the next twelve months, however we do not anticipate advancing further funds to Tianjin Qinnet during this period unless we achieve significant additional financing.

4.     Shenyang  Qinnet
       ----------------

Beijing Qinnet has entered into a joint venture arrangement with Shenyang Brainn Information Co., Ltd. ("Braininfo.com") of Shenyang, China. Beijing Qinnet and Braininfo.com have established a joint venture corporation called Shenyang Qinnet-Brainn Information Technologies Corporation Co. Ltd. ("Shenyang Qinnet") to develop and market an Internet service business in Shenyang, China. Shenyang Qinnet is in the business of providing Internet web site design and electronic commerce and related customer and technical support services. Shenyang Qinnet earns revenues from fees charged to its customers for providing these services. Shenyang Qinnet is currently earning only minimal revenues.

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

Beijing Qinnet has also entered into an equipment lease agreement and an exclusive consulting and services agreement with Shenyang Qinnet. Under the equipment lease agreement, Beijing Qinnet has acquired and leased equipment to Shenyang Qinnet. Shenyang Qinnet pays to Beijing Qinnet a lease fee equal to 50% of the revenues generated by Shenyang Qinnet in consideration for the lease of this equipment. Under the exclusive consulting and services agreement, Beijing Qinnet is the exclusive provider of technical consulting and services to Shenyang Qinnet. Shenyang Qinnet pays to Beijing Qinnet a fee equal to 20% of all revenues generated by Shenyang Qinnet in consideration for these services. Each of the equipment lease agreement and the exclusive consulting and services agreement with Shenyang Qinnet are for a ten year term expiring on March 24, 2010. Upon exercise of its option, Beijing Qinnet will have the further option to increase its ownership interest to 70% of Shenyang Qinnet by providing additional funding to Shenyang Qinnet in the approximate amount of $200,000. We have determined to reduce the amount of funds we expect to advance to Shenyang Qinnet in order to focus the business efforts of Beijing Qinnet on other areas, based on their higher anticipated growth rates. In addition, staff from Shenyang Qinnet have been assigned to other areas of our business.

We plan to continue the operations of Shenyang Qinnet over the next twelve months, however we do not anticipate advancing further funds to Shenyang Qinnet during this period.

5.     QWS  Internet  Solution  Software
       ---------------------------------

Beijing Qinnet is currently in the process of developing a "One-Stop Total Solutions" Internet software package (referred to as the "QWS Software Package") to offer Internet solutions to medium and small-sized companies. In this manner, Beijing Qinnet plans to provide the software necessary to establish a presence in the rapidly growing e-commerce market. Development of the QWS
Software Package is approaching the final stage. The final software package will consist of a suite of modules that provide comprehensive solutions for companies wishing to establish an online presence. The pre-packaged software modules allow the client to establish an e-commerce and internet presence in a short period of time at competitive cost without the need for a full time, in-house technical staff. This package is intended to replace the traditional procedure in which a client must identify and contract a website designer, engage a website host provider, negotiate with a software developer, negotiate a contract and initiate the design process. This process is generally costly, time consuming and requires internal management resources to implement.

We have begun to market the Internet solution software (QWS) being developed by Beijing Qinnet. We anticipate that we will not realize significant revenues until such time as we undertake broad based marketing efforts. We currently do not have the ability to undertake these marketing efforts due to our current lack of funding. Accordingly, our ability to complete sales of this software is subject to our obtaining further financing.

6.     QinTop  Communication  Network
       ------------------------------

Beijing Qinnet has entered into a strategic relationship with a communications company to provide Voice over Internet Protocol ("VoIP") telecommunications services under the "QinTop" operating name. This service is provided through a Chinese IP Internet technology corporation that manages data traffic or voice and data transmission between North America and Asia to China. Beijing Qinnet has invested approximately $262,000 to date for equipment to facilitate this project. These services provide call termination within the PRC from North America through established Chinese networks. Qinnet Holdings has entered into a renewable 12 month leasing arrangement for communication lines within North America and has established relationships for data traffic within China. Qincom Networks Inc., our wholly owned subsidiary, initiated service in Vancouver, Canada in December 2000 and has equipment located in North America and China with initial capacity of 10 million minutes of call volume per month. This capacity can be increased incrementally as demand requires, subject to available financing.

We plan to defer additional expenditures in connection with the expansion of our VOIP Telecommunications services until such time as we achieve additional financing.

We had cash in the amount of $662,805 as of September 30, 2001. Accordingly, we will require significant amounts of additional financing in order to complete our plan of operations. We will plan our expenditures around our capital resources in order to maintain our operations. The amount of expenditures may vary if: (i) we determine to reduce or expand our plan of operations; (ii) the actual costs incurred in pursuing our stated plan of operations are greater than anticipated; or (iii) we are not successful in achieving revenues upon completion of our stated plan of operations. We do not have any arrangement in place for any debt or equity financing which would enable us to achieve additional financing if required. There is no assurance that we will be able to secure the required additional financing. There is no assurance that completion of our stated plan of operations will successfully generate the planned revenues or that any revenues generated will be sufficient to fund future operations.

We have hired a full-time chief executive officer in the third quarter of 2001. We plan on hiring a full-time chief financial officer in the first quarter of 2002. We currently employ approximately 100 people in our operations mostly in the People's Republic of China. We anticipate that we will hire additional employees over the next twelve months if we achieve the financing necessary to implement our plan of operations. Of these additional employees, a majority are anticipated to be located in China. We also plan to expand our management team in North America and China.

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

2001  compared  with  2000

Revenues

We earned revenues in the amount of $541,169 during the nine months ended September 30, 2001. Of these revenues, a total of $198,053, representing 36.6%, were earned in the third quarter. All revenues were attributable to the revenues earned from Internet phone services provided by Qincom Networks Inc. We did not earn any revenues from our Chinese operations, our Liaoning Qinnet joint venture or our Qin PowerNet, Inc. joint venture during the first nine months of 2001. We earned minimal revenues for the nine months ended September 30, 2000.

Our cost of revenues for the nine months ended September 30, 2001 was $432,221, representing 79.9% of total revenues. Our cost of revenues for the three months ended September 30, 2001 was $149,126, representing 75.3% of total revenues for the third quarter. The cost of revenues includes primarily telecommunication expenses incurred in connection with the provision of Internet phone services by Qincom Networks.

Our gross profit for the nine months ended September 30, 2001 was $108,948, compared to a gross profit of $11 for the nine months ended September 30, 2000. Our gross profit was attributable entirely to our Qincom Networks Internet phone services.

Operating  Expenses

Our operating expenses increased to $1,886,812 for the nine months ended September 30, 2001, compared to $1,254,733 for the nine months ended September 30, 2000. The increase in our operating expenses in the amount of $632,079 was primarily attributable to increases in our consulting expenses, our general and administrative expenses and professional fees.

Our consulting expenses, which included management contracts, increased to $595,591 for the nine months ended September 30, 2001 from $333,964 for the nine months ended September 30, 2000 due to the expansion of our management team in 2001.

Our general and administrative expenses increased to $337,009 for the nine months ended September 30, 2001 from $170,640 for the nine months ended September 30, 2000. This increase was attributable to the expansion of our business operations in 2001 compared to 2000. Our professional fees increased to $292,049 for the nine months ended September 30, 2001 from $210,716 for the nine months ended September 30, 2000. These increased professional fees were attributable to our acquisition of Qinnet Holdings during the second quarter of 2001. We expect to continue to incur high professional expenses in order to comply with our ongoing obligations under the Securities Exchange Act of 1934. We anticipate that our operating expenses will continue to increase as we carry out our stated plan of operations, subject to our achieving the required financing.

We incurred costs in the amount of $329,110 related to the operation of our Liaoning Qinnet joint venture during the nine months ended September 30, 2001. This amount includes $125,000 advanced during the third quarter. We anticipate the amount expended on this joint venture will increase if we are able to raise the funding required to enable us to meet our funding obligations under this joint venture.

Net  Loss

We incurred a net loss in the amount of $1,646,103 for the nine months ended September 30, 2001, compared to a net loss of $1,164,066 for the nine months ended September 30, 2000. Our increased loss in the amount of $482,037 was primarily reflective of our increased operating expenses in the amount of $632,079.

Liquidity  and  Capital  Resources

We had cash in the amount of $662,805 as of September 30, 2001, compared to cash of $2,463,940 as of December 31, 2000. We had working capital in the amount of $876,155 as of September 30, 2001, compared to working capital in the amount of $2,589,083 as of December 31, 2000.

Cash used by us in operating activities increased to $1,762,106 for the nine months ended September 30, 2001, compared to $944,540 for the nine months ended September 30, 2000. Cash provided by financing activities decreased to $155,148 for the nine months ended September 30, 2001 compared to $6,343,735 for the nine months ended September 30, 2000. The decrease in cash provided by financing activities was attributable to the fact that we did not complete any sales of our common stock during the nine months ended September 30, 2001, whereas we received cash from sales of common stock in the amount of $5,350,500 during the nine months ended September 30, 2000. Our cash position decreased in the amount of $1,801,135 during the first nine months ended September 30, 2001, whereas our cash position increased in the amount of $2,852,969 during the nine months ended September 30, 2000. We anticipate that our cash position will continue to decline until such time as our revenues increase to a level where they exceed our operating expenses or until we realize an additional financing.

We did not complete any sales of our common stock for cash proceeds during the nine months ended September 30, 2001. None of our granted stock options were exercised during this period. We currently have options to purchase a total of 226,000 shares of our common stock outstanding at a price of $10.00 per share and options to purchase 2,000,000 per share of our common stock at a price of $5.00 per share. None of these options have been exercised as of November 12, 2001.

We will require additional capital if we are to complete our stated plan of operations. Our plan of operations calls for us to spend in excess of $3,000,000 over the next twelve months, if we achieve the required financing. Our current monthly operating expenses are approximately $150,000 per month. Our current cash reserves are sufficient to enable us to operate for an additional three months, assuming that our revenues remain constant and we do not fully implement our plan of operations. Accordingly, we will require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or placement of convertible debt. We are presently in the process of negotiating private placements of our securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our marketing and sales efforts and may implement additional actions to reduce expenditures, including withdrawing from our joint ventures, reducing staff, reducing the level of services, selling assets, disposing of business units or suspending some or all of our operations.

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

The  matters  were  approved  by  our  stockholders  as  follows:

                                  Votes         Votes                   Broker
Description of Matter             For           Against   Abstentions  Non-Votes
---------------------             -----         -------   -----------  ---------

Approval of Name Chang            10,729,818    NIL       NIL          227,618
Approval of Increase to
  Common Stock                    10,709,818    20,000    NIL          227,618
Approval of Authorization
  of Preferred Stock              10,709,818    20,000    NIL          227,618
Approval of Power regarding
  Bylaws                          10,709,818    20,000    NIL          227,618
Approval of Stock Option Plan     10,709,818    20,000    NIL          227,618
Ratification of Auditor           10,729,818    NIL       NIL          227,618
Election of Directors             10,729,818    NIL       NIL          227,618


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

Item  5.  Other  Information

     None.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

     None.

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

Q-NET  TECHNOLOGIES,  INC.

Date:  November  16,  2001


By:  /s/ Frederic R. Mann, II
     ------------------------------
     FREDRIC  R.  MANN  II,
     CHIEF EXECUTIVE OFFICER,
     PRESIDENT, CHIEF FINANCIAL OFFICER
     AND DIRECTOR