Form 10KSB
period 2001-12-31
QINNET COM INC
filed 2002-04-16
CIK 1100891

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  December  31,  2001
                                       -------------------

[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  _________  to  ____________

Commission  File  No.  0-28659
                       -------

                            Q-NET TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

DELAWARE                                   75-2610514
--------                                   ----------
(State  or  other  jurisdiction  of        (I.R.S.  Employer
incorporation  or  organization)            Identification  Number)

Suite  3500,  1600  Market  Street
Philadelphia,  Pennsylvania                19103
---------------------------                -----
(Address of principal executive offices)   (Zip  Code)

Registrant's  telephone  number,
 including  area  code:                    (215) 751-2198
                                           --------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:     NONE

Securities  registered  pursuant to Section 12 (g) of the Act:     Common Stock,
$0.00001  par  value

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

Revenues  for  2001  were  $725,152.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 8, 2002 is $49,464,016.

The number of shares of the issuer's Common Stock outstanding as of April 8, 2002 is 14,568,004 shares.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

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

3. providing data and voice transmission services using state-of-art Internet protocol technology to customers in North America; and

4. developing and marketing Internet solution software to be marketed to Chinese customers.

Our business operations are carried out in China through our wholly owned subsidiary, Qinnet Holdings Corp., a Washington corporation ("Qinnet Holdings"). Qinnet Holdings is the owner of all of the issued and outstanding shares of Beijing Qinnet Electronic Technologies Co., Ltd. ("Beijing Qinnet"). Beijing Qinnet carries out our business activities in China. Qinnet Holdings is also the owner of all of the issued and outstanding shares of Qincom Networks, Inc., a British Columbia company that carries out our long distance telephony business in North America.

Our ability to carry our plan of operations is currently limited by our lack of financial resources.

CORPORATE  BACKGROUND

Q-Net Technologies, Inc. is a Delaware corporation that was incorporated on May 31, 1989. We changed our corporate name from Qinnet.com, Inc. to Q-Net Technologies, Inc. in August 2001.

We completed the acquisition of our wholly owned subsidiary Qinnet Holdings Corp., a Washington corporation in 2001. Qinnet Holdings Corp. is a Washington state corporation that was incorporated in June, 1999.

Our Canadian operations are conducted through Qincom Networks, Inc., a British Columbia company, incorporated on August 22, 2000.

ACQUISITION  OF  QINNET  HOLDINGS

We completed the acquisition of a 93.8% interest in Qinnet Holdings on April 23, 2001. Qinnet Holdings is the owner of all of the issued and outstanding shares of Beijing Qinnet. This acquisition was completed pursuant to offers made by us to the U.S. accredited and non-Canadian foreign shareholders of Qinnet Holdings on March 14, 2001. We issued a total of 12,275,100 shares of our common stock to the accepting shareholders of Qinnet Holdings upon completion of the acquisition on the basis of one share of our common stock for each share of Qinnet Holdings acquired.

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

2001  STOCK  OPTION  PLAN

We adopted our 2001 stock option plan (the "2001 Stock Option Plan") on June 15, 2001. The 2001 Stock Option Plan provides for the grant of options to purchase up to 2,100,000 shares of our common stock to our officers, directors, employees and eligible consultants. Upon completion of the acquisition of Qinnet Holdings, we granted options to purchase an aggregate of 2,000,000 shares of our common stock at a price of $5.00 per share under our 2001 Stock Option Plan to the former holders of options to purchase shares of Qinnet Holdings common stock. Each grant of options was conditional upon the agreement of the optionee to cancel their Qinnet Holdings options. These new options have been granted on the same general terms and conditions as the holder's original options to purchase shares of Qinnet Holdings common stock. Of the options granted, options to purchase an aggregate of 390,000 shares were subsequently terminated in 2001.

OUR  BUSINESS

Our  business  is  summarized  as  follows:

1.     Electronic  Book  Publishing
       ----------------------------

We entered into a joint venture agreement in July 2000 with Liaoning Education Press ("LEP"), a wholly owned subsidiary operation of Liaoning Publishing Group of Companies ("LPG"). LPG is the first independently operated publisher in China and is currently one of the largest publishers in China. We have agreed with LPG to carry out a joint venture electronic book publishing, manufacturing and distribution business in China. Mr. Fredric Mann, our president and chief executive officer, is the chairman of this joint venture. The joint venture business is to be carried out in Shenyang, China by Liaoning Qinnet E-book Technologies Ltd. ("Liaoning Qinnet"), a joint venture corporation incorporated in accordance with the Enterprise Laws of the People's Republic of China ("PRC"). We initially contributed $280,000 for a 70% interest in this joint venture while LEP contributed $120,000 in consideration for a 30% interest.

We subsequently entered into an amended joint venture agreement in August 2000 with LPG to expand the joint venture operation and to replace LEP with LPG as our joint venture partner. Under this joint venture agreement, LPG and we have agreed to invest an aggregate of $5,000,000. We have agreed to contribute $3,000,000 in exchange for a 60% ownership interest in Liaoning Qinnet. LPG has agreed to contribute $2,000,000 in exchange for a 40% ownership interest in Liaoning Qinnet. The joint venture will be for an initial term of 20 years and will become effective upon the approval by the PRC government authorities.

The objective of the joint venture was originally to have been to establish a database of Chinese and English language books and periodicals, to engage in the electronic publishing and sale of electronic books and to develop and market electronic reading devices, to be known as the Q-Reader. The amended joint venture agreement was modified to allow LPG to proceed in an expedited manner with the aggregation and digitization of published materials. It is anticipated but it has not been agreed that this function would be returned to LPG in exchange for the return of those funds expended by Liaoning Qinnet for this purpose. Accordingly, LPG has agreed to return approximately RMB 1,130,000 (equal to approximately US $137,000) to Liaoning Qinnet. It is anticipated that Liaonong Qinnet will negotiate to reacquire an interest in the database during the next two years at a price reflecting a pro rata share of the funds invested by LPG.

The electronic reading devices will enable users to read the electronic books and periodicals that may be downloaded from the LPG database at cnbook.com.cn or from the Internet in a digitized format, as well as providing e-mail, Internet and personal digital assistant capabilities. The Q-Reader was introduced in January 2002 at the International Publishing and Book Show in Beijing. While formal sales were not being solicited, orders for 24,700 Q-Readers were placed by publishers and book retailers nationally. It is expected that a portion of these "pre-orders" will be converted into hard orders upon the commercial availability of the Readers, expected in August 2002.

To date, prototype models of the Q-Reader have been rigorously tested in both the U.S. and in China. Modifications have been engineered to refine the software, components and molds for the plastic case for the first production run. Contracts have been concluded for the assembly of the Q-Reader in China. It is anticipated that the first 500 units will be available for sale at the introduction of the Q-Reader in May 2002. All funding required for this stage of production has been completed and is available for this purpose. The second stage of production is to produce 5000 units for commercial distribution in August 2002. Advance payments have been made as necessary to order components that require lead-time for delivery. The production plan for the delivery of these 5000 units has been initiated. In the event that sufficient funding is not provided from Q-Net for this purpose, LPG has agreed to advance the necessary funds to assure the timely production of the units. Subsequent production of the Q-Reader and the planned introduction of the wireless model six months later will be predicated on us providing additional financing.

The joint venture is also negotiating for the license of a print-on-demand system enabling the production of fully bound books from digitized input. If the joint venture enters into the license agreement, the joint venture will participate in the refinement of the print-on-demand system for commercial introduction. It is anticipated that the Print on Demand System will be ready for commercial sales within six months, subject to financing and provided the license agreement is entered into.

Our plan of operation includes pursuing our Liaoning Qinnet electronic book publishing joint venture over the next twelve months. As of December 31, 2001, we had advanced approximately $400,000 to fund initial start-up expenses for this joint venture and LEP had advanced approximately $240,000. These start-up expenses included substantial disbursements to engineering and technical firms and operating expenses for the project. We plan to advance the balance of $2,600,000 to Liaoning Qinnet to fund our portion of the joint venture expenses during the next twelve months. We will need to raise additional capital in order to complete our investment in the joint venture. We anticipate that we will not realize revenues from electronic book publishing until: (i) we complete development of our proprietary electronic reading device; and (ii) we successfully commercialize and initiate sales of our electronic reading device in China.

2.     Thin-Client  Server  Technology  Business
       -----------------------------------------

Our "Thin Client Server" (TCS) technology is designed to provide small and medium sized businesses and individual customers with access to computer capabilities previously available only to large corporations with sophisticated and expensive computer resources. With the installation of a relatively inexpensive screen, keyboard and mouse, a client will be connected through its own local area network (LAN) or via broadband to a wide area network (WAN) to a geographically based control center. This control center contains the central server and is administered and maintained by Q-Net. For a monthly charge, significantly below the cost of maintaining a conventional system, the customer is provided with Internet access, software applications, upgrades and new technology without the cost of expensive periodic expenditures to upgrade obsolete equipment or the need to maintain internal information technology services. The system obviates the need to periodically upgrade or replace old or obsolete terminals, the need to periodically upgrade or replace costly servers and the need to download new software and pay attendant licensing fees.

The Q-Net TCS system development is based on both the Citrix and Microsoft server platforms. By developing our own terminal, the margins for us are much more competitive than through the resale of terminals manufactured by other venders. The terminal family will consist of several different models, from basic low cost models to more sophisticated end terminals with such features as smart card readers and integrated VoIP capabilities. At the same time, we are designing server configurations for many different user bases and applications. We plan to offer both hardwired capabilities as well as wireless systems which are expected to be available later in the year.

We plan to use our relationships within the Chinese telecommunications industry to distribute and install TCS Systems in geographic areas that are currently wired with broadband access. Based on the competitive structure and substantial range of services offered by TCS, we anticipate acceptance of the TCS product in the commercial, academic and residential markets. Currently planned and in discussion are installations directed to universities, on-line securities trading, residential and hotel installations. We have completed the installation of a pilot system in Tianjin, which will serve as a demonstration facility for customers, and we plan to create an identical system in Beijing to serve that market. Future demonstration sites are planned to be located in other cities as required.

We entered into a memorandum of understanding dated January 8, 2001 with PowerNet USA, Inc. ("PowerNet") to establish a joint venture corporation called QinPowerNet, Inc. in Montreal, Canada. This joint venture agreement was terminated by agreement in 2001. No significant investment was made in connection with this Joint Venture and all expenses incurred as a result of this relationship accrued to the benefit of the company in it's independent development of the system

Although the commercialisation of our TCS system was delayed by the termination of the Powernet Agreement, we believe we have developed proprietary terminals that are superior to, and less expensive than, others currently on the market. Utilizing our relationship with the engineering firm that assisted in the development of the Q-Reader, we plan to complete the initial terminal design at the end of the second quarter or early in the third quarter of 2002. This terminal will be designed to be cost effective and will provide the most basic functions necessary to the operation of the TCS system. Our objective is to reduce the time to finish development and time to coming to market as well as reduce the cost to the consumer. It is our plan to market the TCS terminals directly to consumers through local telecommunications providers in a number of geographic markets within China. To date, we have introduced the TCS concept and proprietary terminal to several broadband telecommunications providers and have received initial indications that they are interested in working together to advance this business opportunity. There have been no formal agreements signed, however, with these potential partners, and there can be no assurance that these relations will come to fruition. We anticipate that when the terminal is completed, these relationships will go forward to enable us to distribute the TCS system in China.

To date, the cost of developing our TCS system has been nominal, because much of the required technical assistance and equipment was already available to us from the resources of Tianjin Qinnet, noted below. Further development of the TCS terminal will require between $50,000 to $100,000. With the development of the terminal, we will be in a position to market the LAN application of the system. The further development of a WAN system will require approximately $800,000 which will provide a fully operational system that will serve from 5,000 to 100,000 customers.

Our ability to continue development of our thin-client server technology business is subject to our ability to raise the additional funding requirements noted above. The amount of funds that we propose to spend on developing this business will depend upon the amount of funds, if any, available from any financing that we are able to achieve and our corporate priorities and opportunities at the time additional funds are raised.

3.     QinTop  Communication  Network
       ------------------------------

Beijing Qinnet has entered into a strategic relationship with a communications company to provide Voice over Internet Protocol ("VoIP") telecommunications services under the "QinTop" operating name. This service is provided through a Chinese IP Internet technology corporation that manages data traffic or voice and data transmission between North America and Asia to China. Beijing Qinnet has invested approximately $262,000 through December 31, 2001 for equipment to facilitate this project. These services provide call termination within the PRC from North America through established Chinese networks. On October 1, 2000, we entered into a renewable 12 month leasing arrangement for communication lines within North America and have established relationships for data traffic within China. Qincom Networks Inc., our wholly owned subsidiary, initiated service in Vancouver, Canada in December 2000 and has equipment located in North America and China with initial capacity of 10 million minutes of call volume per month. This capacity can be increased incrementally as demand requires, subject to available financing.

We have generated revenues by selling wholesale long distance service to our customers who, in turn, market these services in the retail market. We provide call termination from North America to China, primarily the Canadian markets, where the wholesale customers are billed and funds remitted to our Vancouver office.

During 2001, our VoIP activities were significantly affected by the failure of a major customer to remit an accounts receivable. We have an allowance for doubtful accounts of $83,300 related to this account receivable as of December 31, 2001. This has had a negative impact on the division's ability to maintain the VOIP operations.

While we have realized cash flow from the VoIP service, the financial issues presented by the failure of the customer noted above and the alternative opportunities presented by the Q- Reader and the TCS operations have compelled a reexamination of our continued presence in the VoIP markets. These other activities have been determined to present greater long-term benefits to Q-Net and our shareholders, where we enjoy a position of having developed proprietary products and have established a significant market lead over potential competitors. Accordingly, it is our intention to exit the VoIP business within the coming year, to redeploy the assets of the VoIP operation and concentrate these resources in areas of involvement that present greater opportunities.

4.     Tianjin  Qinnet
       ---------------

Beijing Qinnet entered into a joint venture arrangement with Tianjin Xiandao Information Network Co., Ltd. ("Tjvan") of Tianjin, China in March 2000 for the establishment of an Internet service provider ("ISP") business in Tianjin, China. Beijing Qinnet and Tjvan have established a joint venture corporation known as Tianjin QinNet Xiandao Information Technology Co., Ltd. (Tianjin QinNet) to own and operate an Internet service provider business in Tianjin, China. Mr. Weiguo Lang, our chairman and a director, is the registered owner of a 70% interest of Tianjin QinNet and Tjvan owns the balance of 30% of Tianjin QinNet. Ownership is in the name of Mr. Lang to comply with the laws and regulations of the PRC. Mr. Lang has granted to Beijing Qinnet an option to purchase Mr. Lang's 70% interest in Tianjin Qinnet at a price equal to 70,000 RMB (equal to approximately US $8,700 as of December 31, 2001). This option is exercisable by Beijing Qinnet for a five-year term expiring on March 24, 2005. The option arrangement has been structured to enable Beijing Qinnet to comply with PRC foreign ownership laws and restrictions. The option is transferable by Beijing Qinnet to give flexibility in structuring its ownership arrangement. We anticipate that the foreign ownership laws of the PRC may change prior to the expiry of the option period or the option will be extended. Funds used by Mr. Lang to acquire his interest in Tianjin Qinnet were provided by Beijing Qinnet.

Beijing Qinnet entered into an equipment lease agreement and an exclusive consulting and services agreement with Tianjin Qinnet. Under the equipment lease agreement, Beijing Qinnet has acquired and leased equipment totaling $90,000 to Tianjin Qinnet. Tianjin Qinnet pays to Beijing Qinnet a lease fee equal to 50% of the revenues generated by Tianjin Qinnet in consideration for the lease of this equipment. Under the exclusive consulting and services agreement, Beijing Qinnet is the exclusive provider of technical consulting and services to Tianjin Qinnet. Tianjin Qinnet pays to Beijing Qinnet a fee equal to 20% of all revenues generated by Tianjin Qinnet in consideration for these services. Each of the equipment lease agreement and the exclusive consulting and services agreement with Tianjin Qinnet are for a ten-year term expiring on March 24, 2010.

Tianjin Qinnet has not generated any revenues to date and we anticipate we will not earn revenues from the Tianjin Qinnet joint venture during 2002. During 2001, it was decided by management that the business opportunity presented by the Tianjin operation, when compared to the opportunities in the electronic book publishing and TCS operations, does not possess the sustainable competitive advantages that are exhibited by the Q-Reader and TCS systems. The markets for the Tianjin Internet service provider business have become crowded because of the low barriers to entry enabling many competitors to enter the market and creating a price sensitive, low margin competitive environment requiring ongoing capital expenditures to meet competition. It was determined that further investment in this area would not return the magnitude of profits that may be expected if the same funding were directed to our electronic book publishing and TCS opportunities. Accordingly, management has decided to wind down the business operations of Tianjin Qinnet in an orderly manner, exit the respective businesses and maximize the recovery of the assets that have been directed to these functions. In making this determination, management considered the fact that we currently have limited capital resources and it is essential to our business plan that our capital reserves be expended on our priority business opportunities.

5.     Shenyang  Qinnet
       ----------------

Beijing Qinnet has entered into a joint venture arrangement with Shenyang Brainn Information Co., Ltd. ("Braininfo.com") of Shenyang, China in March 2000. Beijing Qinnet and Braininfo.com have established a joint venture corporation called Shenyang Qinnet-Brainn Information Technologies Corporation Co. Ltd. ("Shenyang Qinnet") to develop and market an Internet service business in Shenyang, China. Shenyang Qinnet is in the business of providing Internet web site design and electronic commerce and related customer and technical support services. Shenyang Qinnet planned to earn revenues from fees charged to its
customers  for  providing  these  services.   Shenyang  Qinnet  earned  minimal
revenues  to  date.

Mr. Weiguo Lang, our chairman and a director, is the registered owner of a 51% interest in Shenyang Qinnet. Ownership is in the name of Mr. Lang to comply with the laws and regulations of the PRC. Mr. Lang has granted to Beijing Qinnet an option to purchase Mr. Lang's 51% interest in Shenyang Qinnet at a price equal to 50,000 RMB (equal to approximately US $6,200 as of December 31, 2001). This option is exercisable by Beijing Qinnet for a five year term expiring on March 24, 2005. The option arrangement has been structured to enable Beijing Qinnet to comply with PRC foreign ownership laws and restrictions. The option is transferable by Beijing Qinnet to give flexibility in structuring its ownership arrangement. We anticipate that the foreign ownership laws of the PRC may change prior to the expiry of the option period or the option will be extended. Funds used by Mr. Lang to acquire his interest in Shenyang Qinnet were provided by Beijing Qinnet.

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

Shenyang Qinnet has not generated any revenues to date and we will not earn revenues from Shenyang Qinnet during 2002. We have decided to terminate the business of Shenyang Qinnet in order to focus in the other areas of our business, based on their higher anticipated growth rates. Staff from Shenyang Qinnet has been assigned to other areas of our business.

6.     QWS  Internet  Solution  Software
       ---------------------------------

Beijing Qinnet is currently completing the development of a "One-Stop Total Solutions" Internet software package (referred to as the "QWS Software Package") to offer Internet solutions to medium and small-sized companies. In this manner, Beijing Qinnet plans to provide the software necessary to establish a presence in the rapidly growing e-commerce market. Development of the QWS
Software Package is approaching the final stage. The final software package will consist of a suite of modules that provide comprehensive solutions for companies wishing to establish an online presence. The pre-packaged software modules allow the client to establish an e-commerce and Internet presence in a short period of time at competitive cost without the need for a full time, in-house technical staff. This package is intended to replace the traditional procedure in which a client must identify and contract a website designer, engage a website host provider, negotiate with a software developer, negotiate a contract and initiate the design process. This process is generally costly, time consuming and requires internal management resources to implement.

We have begun to market the QWS Software Package. We anticipate that we will not realize significant revenues until such time as we undertake broad based marketing efforts. We currently do not have the ability to undertake these marketing efforts due to our current lack of funding and our determination to focus our limited capital resources on other areas of our business. Accordingly, our ability to complete sales of this software is subject to our obtaining further financing.

EMPLOYEES

We have approximately 82 employees. Our employees include Mr. Fredric R. Mann, our president, chief executive officer and chief financial officer, and Mr. Paul Schwartz, our chief operating officer, executive vice-president, secretary and treasurer. Each of our officers devotes his full business time to our business and to the business of Qinnet Holdings. The remaining 80 employees, including Mr. Weiguo Lang, our chairman, are employed in our operations in China. We anticipate hiring additional employees over the next twelve months if we are successful in implementing our plan of operations. Of these additional employees, a majority is anticipated to be located in China. We plan on adding to our management teams in North America and China.

COMPETITIVE  CONDITIONS

Electronic  Book  Publishing

The market for electronic book publishing is a new market and it is difficult to predict the competition that we will encounter through our electronic book publishing joint venture with LPG. Electronic book reading devices have been and are continuing to be developed by competitors with greater financial resources than we have. There is a substantial risk that these competitors will achieve commercial acceptance in the Chinese market before we are able to complete development of our electronic book reading device and commence marketing of our product to consumers. To successfully compete with anticipated competition, we entered into our joint venture with LPG in order to secure access to a large volume of Chinese book publications on an exclusive basis. Our withdrawal from the content aggregation and digitization component of the business no longer guarantees this exclusive access.

As the electronic book publishing market is new, there is no assurance as to the price that Chinese consumers will be prepared to pay for our planned electronic book reading device and services. Although we have planned to market our products and services at prices that will exceed our costs, there is no assurance that we will be able to realize the anticipated price from Chinese consumers. In addition, new competitors with greater financial resources and brand name recognition may enter the market and offer competing products and services at prices that are below the prices that we plan to offer our services, with the result that we may be forced to sell our electronic book products and services at lower than anticipated prices.

Thin-Client  Server  Technology

The thin-client server technology market is new and evolving and there is no assurance that this technology will achieve acceptance by consumers. We plan to market this technology to Chinese consumers on the basis that it offers a more affordable alternative to traditional personal computers and PC based systems. We believe that a thin-client server will be able to offer many of the features and functions of a traditional personal computer based system at a more
affordable  price  to consumers.   Thin-client servers will be less
expensive as
they do not contain many of the hardware components of traditional personal computers. However, there is no assurance that consumers will prefer thin-client servers to personal computers. Furthermore, prices of personal computers continue to decline with the result that the price differential between thin-client servers and personal computers may decline, thereby lowering the price competitive advantage of thin-client servers.

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

QinTop  Communication  Network

As originally planned, we would compete directly against established telecommunications companies in providing long distance telephone services over the Internet. Established telecommunications companies have substantially greater financial resources and brand name recognition than we do. We had intended to compete against these companies on the basis of price. We believed that we would be able to offer long distance telephone services over the Internet at cheaper rates than currently available using conventional telephone lines.

As originally planned, we would compete directly against new companies that have been established to provide voice-over-Internet long distance telephone services. Many of these companies have substantially greater financial resources and brand name recognition than we do. There was no assurance that we would be able to develop a cost advantage over services offered by these competitors or that we would be able to capture a significant market share from these competitors.

In view of these competitive conditions, our lack of funding, our priorities in other businesses areas and the failure of a key customer to make payment as billed, we have determined to discontinue our QinTop communication network business over the current fiscal year.

GOVERNMENT  REGULATION

We intend to ensure that all activities that we undertake in the People's Republic of China (the "PRC") comply with the strict regulatory climate imposed by the PRC where all corporate activities must be approved by the relevant government regulatory authorities. Such regulation is generally based on the size, location and nature of each individual undertaking. Each of these elements generally determines whether business activity requires local, regional or central government approval. Further, foreign investments in China are classified into one of three categories: encouraged, restricted or prohibited. In general, foreign investments in projects that attract advanced technology to China are encouraged. As such, we believe that our proposed activities to develop and market the electronic book reader device and the thin-client server technology fall into this encouraged category.

Direct foreign ownership of a controlling position in telecommunications and Internet projects are restricted by the PRC. As such, our equity investments will be limited in these areas. We have structured and plan to continue to structure our business arrangements such that we will comply with PRC laws and regulations by entering into business arrangements with qualified joint venture partners. We anticipate that many of our business activities in the PRC will involve acting in an advisory or service capacity to Chinese owned companies that are directly involved in these industries.

Electronic  Book  Publishing

We must ensure that our electronic publishing joint venture business with LPG complies with all applicable laws and regulations of the PRC. The publishing industry is heavily regulated in the PRC. Companies may not publish books in the PRC unless they are licensed by the PRC. Accordingly, we will not be able to obtain a license to publish books in the PRC. LPG, our joint venture partner, has been licensed by the PRC to publish books in China. We will be required to structure our arrangement with LPG in order to ensure that we comply with all applicable laws and regulations. Our joint venture with LPG is subject to approval by the required local government authority.

Thin-Client  Server  Technology

We must ensure that our thin-client server projects comply with all applicable laws and regulations of the PRC. These laws and regulations include laws regarding provision of Internet services, provision of Internet content and ownership and provision of telecommunications services. These laws currently encourage the introduction of computer technology, but restrict foreign ownership of Internet and telecommunications services. We plan to structure our projects in the form of cooperations with Chinese telecommunications companies that already have existing licenses in order to ensure compliance with the applicable laws and regulations of the PRC. We contemplate that under these cooperation arrangements, we would supply advisory services and equipment to the Chinese partners that would provide the Internet and telecommunications components of the undertaking.

Foreign  Ownership  Laws

Qinnet  Holdings  is  subject  to  the strict foreign ownership laws of the PRC.
These laws and regulations currently prohibit direct ownership by Qinnet Holdings of its joint venture businesses that are involved in Internet services, content and other telecommunications activities. Accordingly, we have structured our joint venture arrangements through option agreements, lease agreements and consulting agreements in order to comply with the foreign ownership laws of the PRC. As a result of this compliance and our indirect ownership interest, we are currently not able to consolidate the financial results of Shenyang Qinnet and Tianjin Qinnet in our financial statements.

RESEARCH  AND  DEVELOPMENT

We estimate that we incurred expenses on research and development activities in the amount of approximately $500,000 during the fiscal year ended December 31, 2001 and $12,000 during the fiscal year ended December 31, 2000. These expenses were incurred in connection with our electronic book publishing joint venture, thin-client server project and the QWS software operation.

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

Risks  Related  To  Our  Financial  Condition  And  Business  Model
-------------------------------------------------------------------

Because we have only recently commenced business operations, there is no assurance that our business will be profitable or that our business will succeed

While we were incorporated in 1989, we only recently commenced our business operations in October 1999 in our current configuration of offering electronic publishing, TCS and other services. Our operating subsidiary, Qinnet Holdings, was incorporated in June 1999. We are presently in the process of establishing our business operations as an information and computer technology and electronic publishing provider in China. Accordingly, we have only a limited operating history with which to evaluate our business. You should consider the risks, expenses and uncertainties that an early stage corporation like ours faces. These risks include our ability or inability to:

(i)     complete  our  joint venture investment obligations for Liaoning Qinnet;
(ii)     provide  value-added  technology  products  and  services  in  China;
(iii) achieve commercial acceptance of the technology products and services that we plan to offer in China;

(iv)     expand  our  existing  businesses;
(v)     achieve  financing  to  fund  our  plan  of  operations;
(vi)     respond  effectively  to  competitive  pressures
(vii)     complete  the  establishment  of  the  pilot  projects  in  China.

If we are unsuccessful in addressing these risks, our business, financial condition and results of operations will be adversely affected and our business may fail.

Because  We  Are Still Developing Our Business, We Expect Our Losses To Continue

To date, we have not been profitable and we have earned limited revenues. As our business plan is implemented, we expect to incur increased operating expenses and thus significant losses until sufficient operating revenues can be earned. If we are not able to generate significant revenues from our planned value-added technology products and services, then we will not be able to achieve profitability.

If  We  Do  Not  Obtain  Additional  Financing,  Our  Business  May  Fail

Our business plan calls for increased expenditures associated with the expansion of our thin-client server business, our Liaoning Qinnet joint venture and our other planned businesses. We anticipate that revenues from operations will initially be insufficient to cover these expenses. Accordingly, we will have substantial additional capital requirements and we can provide no assurance that such funding will be available if and when needed. Obtaining additional financing will be subject to a number of factors, including:

(i)     market  conditions;
(ii)     our  operating  performance;  and
(iii)     investor  acceptance  of  our  business  plan.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional capital, we may not be able to implement our business plan and our business may fail.

Risks  Related  To  Our  Markets  And  Strategy
-----------------------------------------------

If We Are Not Successful In Completing the Development of the Q-Reader, Our Business Will Suffer

We expect to derive a portion of our revenue from the development and sales of our Q-Reader electronic book reading device. There is no assurance that consumers in China will prefer electronic book reading devices to augment or as an alternative to traditional paper books. Our electronic book publishing business model remains in the development stage and we have not earned any revenues to date. Our success is dependent upon our ability to implement this business model and the acceptance of our electronic book reader products and services by consumers in China. Our success is also contingent upon our raising the necessary financing to meet our obligations under our joint venture agreement with LPG. As a result, we cannot determine at this time the probability of our success in earning income from sales of our planned electronic book publishing products and services.

If Our Thin-Client Server Business Model Is Not Widely Accepted in China, Our Business Will Suffer

We expect to derive a portion of our revenue from the development and sales of thin-client server computer systems in China. There is no assurance that consumers in China will prefer thin-client servers as an alternative to personal computers. Our thin-client server business model remains in the development stage and we have not earned any revenues to date. Our success is dependent upon our ability to implement this business model and the acceptance of our products and services by consumers in China. As a result, we cannot determine at this time the probability of our success in earning income from sales of our planned thin-client server products and services.

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

We have no control over these matters. Volatility resulting from these matters may decrease our ability to expand our business operations in China, adversely affect Internet availability to Chinese consumers, create uncertainty regarding our operating climate and adversely affect our customers budgets. All of these factors may adversely impact our business.

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

If The Telecommunications Infrastructure In China Is Not Improved, Our Business Will Be Limited In Its Growth

Access to the Internet requires a relatively advanced telecommunications infrastructure. The telecommunications infrastructure in many parts of China is not as well-developed as in the United States or other developed countries. The quality and continued development of the telecommunications infrastructure in China will have a substantial impact on our ability to deliver our services and on the market acceptance of the Internet in China in general. If further improvements in the Chinese telecommunications infrastructure are not made, the usage of the Internet in China may not grow as anticipated. If access to the Internet in China does not continue to grow or grows more slowly than we anticipate, then our planned technology products and services may not achieve the required consumer acceptance and our business, financial condition and results of operations may be adversely affected.

If We Are Not Able To Effectively Manage Expanding Operations, Then Our Business May Be Harmed

Our business plan anticipates that our operations will undergo significant expansion if we are able to implement our plan of operations. This expansion will require us to hire additional personnel and establish offices in locations within China. We anticipate that this growth will place a significant strain on our managerial, operational and financial resources. To accommodate this growth, we must successfully find and train additional employees, acquire and implement new computer hardware and software systems and establish new offices. We may not succeed with these efforts. Our failure to expand in an efficient manner could cause our expenses to be greater than anticipated, our revenues to grow more slowly than expected and could otherwise have an adverse effect on our business, financial condition and results of operations.

If We Are Unable To Hire And Retain Key Personnel, Then We May Not Be Able To Implement Our Business Plan

We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our key management, sales or technical personnel could have an adverse effect on our business, financial condition and results of operations. In addition, our success is largely dependent on our ability to hire highly qualified managerial, sales and technical personnel. These individuals are in high demand and we may thus not be able to attract the staff we need within our budget.

ITEM  2.     Description  of  Property

Our principal offices are in the business offices of Mr. Fredric Mann, our president and chief executive officer, located at Suite 3500, 1600 Market Street, Philadelphia, Pennsylvania 19103. We are not party to any lease for these premises and we do not pay any amount to Mr. Mann in respect of these premises. We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

Our subsidiary, Beijing Qinnet, sub-leases premises comprised of approximately 2500 square feet in Beijing, China for a two year term expiring 2003.

Our joint venture subsidiary, Liaoning Qinnet, maintains offices in space provided by our joint venture partner, Liaoning Publishing Group of Companies, as part of their capital contribution to the joint venture. These premises are approximately 4500 square feet.

We  consider  our  premises  to  be  adequate for our current business purposes.

ITEM  3.     Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

No matters were submitted to our security holders for a vote during the last quarter of our fiscal year ending December 31, 2001.

                                     PART II

ITEM  5.     Market  for  Registrant's  Common  Equity  and Related Stockholders
Matters

Market  Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol QNTI. The first day on which the Company's shares were traded on the OTC Bulletin Board was January 10, 2000. Our shares were traded under the symbol QNNT from January 2000 to August 2001. The high and the low trades for our shares for each quarter of actual trading were:

Quarter                         High               Low
-------                         ----               ---

1st  Quarter  2000               $17.125          $8.25
2nd  Quarter  2000               $14.25               $8.50
3rd  Quarter  2000               $12.00               $10.00
4th  Quarter  2000               $12.00               $9.50
1st  Quarter  2001               $10.00               $5.50
2nd  Quarter  2001               $7.00               $4.75
3rd  Quarter  2001               $5.50               $4.25
4th  Quarter  2001               $5.00               $3.00
1st  Quarter  2002               $4.75               $3.50

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders  of  Common  Stock

As of the date of April 8, 2002, there were eight hundred fourteen (814) registered shareholders of our common stock.

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

Recent  Sales  of  Unregistered  Securities

We approved our 2000/A incentive stock option plan in June 2001. This stock option plan was approved by our stockholders in August 2001. Our 2000/A stock option plan provides for the grant of incentive stock options to purchase our common stock to our directors, officers, employees and eligible consultants. Options to purchase a total of up to 260,000 shares of our common stock may presently be granted under the stock option plan.

We granted options to purchase a total of 2,000,000 shares of our common stock under our 2001 stock option plan during the year ended December 31, 2001. Each option granted is exercisable at price of $5.00 per share.

We completed the issuance of 12,275,000 shares of our common stock to the non-Canadian shareholders of Qinnet Holdings on April 23, 2001. These shares were issued pursuant to Rule 506 of Regulation D in consideration of the transfer to us of an aggregate of 93.8% of the outstanding stock of Qinnet Holdings. Each shareholder represented to us that the shareholder was an "accredited investor".

We issued an additional 853,650 shares of our common stock to the remaining shareholders of Qinnet Holdings on June 8, 2001. These shares were issued pursuant to Regulation S in consideration for the transfer to us of the remaining 6.2% interest in Qinnet Holdings. Each investor represented to us that the investor was not a "U.S. Person", as defined under Regulation S of the 1933 Act. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend. Shares were issued to an aggregate of forty (40) investors.

We completed the sale of 138,757 units on January 24, 2002 at a price of $2.80 per unit for gross proceeds of $388,519. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share our common stock at a price of $2.80 per share until January 30, 2004. A total of 138,757 shares and 138,757 share purchase warrants were issued. The purchasers consisted of a total of seven purchasers. We paid commissions in the amount of $37,000 in connection with the offering. Of this amount, $25,000 was converted into units at a price of $2.80 and the balance was paid in cash. All sales were completed pursuant to Rule 506 of Regulation D of the Act to persons who are "accredited investors", as defined in Rule 501 of Regulation D. The shares were issued as restricted shares under the Securities Act of 1933 (the "1933 Act") and all share certificates were endorsed with a restrictive legend.
                                     16

ITEM  6.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

PLAN  OF  OPERATIONS

Our plan of operations over the next twelve months includes the following elements, subject to us achieving the required financing (See Item 1. - Description of Business):

1.     Electronic  Book  Publishing
       ----------------------------

The primary focus of our plan of operations over the next twelve months is to pursue our activities in Liaoning Qinnet. We plan to advance the balance of $2,600,000 to Liaoning Qinnet to fund our portion of the joint venture expenses during the next twelve months. This will allow us to commence the roll out of the Q-Reader in China and to supply the funds necessary to complete the design and initiate the production of the second generation product, the e-Bag. This is a wireless device that will enable a student to inexpensively interface with the main server of a school or university, as well as providing all of the features of the Q-Reader. See Description of Business - Electronic Book Publishing.

2.     Thin-Client  Server  Technology
       -------------------------------

We plan to continue development of our thin-client server technology. Our ability to implement our plan of operations for the development of our thin-client server technology business is subject to our ability to raise additional financing. We plan to spend $800,000 on the TCS project within the next twelve months. These funds will be directed to terminal development, marketing and sales activities. With continued terminal development, the line will be expanded to include more features. We also plan to incorporate the TCS platform into a wireless model of the Q-Reader. In addition, we plan to establish a centrally located server system that will accommodate up to 10,000 subscribers in a Wide Area Network environment. The amount of funds that we propose to spend on developing this business will depend upon the amount of funds, if any, available from any financing that we are able to achieve and our subsequent determination based on priorities and business opportunities. See Description of Business - Thin-Client Server Technology.

3.     QinTop  Communication  Network
       ------------------------------

As noted earlier, we do not plan to continue the operations of the QinTop Communication Network, as we have determined to direct our corporate resources to other areas of our operations.

4.     Tianjin  Qinnet
       ---------------

We have discontinued our previously disclosed plan of operations for Tianjin Qinnet due to market conditions affecting Internet related services and are in the process of winding down operations. Any funds recoverable from the net assets will be invested in the activities described above.

5.     Shenyang  Qinnet
       ----------------

We do not plan to continue the operations of Shenyang Qinnet. With the discontinuation of extremely competitive Internet related businesses, key technical personnel have been moved to the development of our electronic reading device within Liaoning Qinnet.

6.     QWS  Internet  Solution  Software
       ---------------------------------

We are ready to market the Internet solution software (QWS) developed by Beijing Qinnet. We anticipate that we will not realize significant revenues until such time as we undertake broad based marketing efforts. We currently do not have the ability to undertake these marketing efforts due to our current limited funding. Accordingly, our ability to complete sales of this software is subject to our obtaining further financing and our determination that the continuation of this operation is viable as compared to alternative uses of capital.

We plan to spend approximately $3,380,000 over the next twelve months in order to pursue our plan of operations, provided we achieve the required financing. We anticipate spending approximately half of this amount over the next six months if the required financing is achieved. We had cash in the amount of $367,807 as of December 31, 2001. Accordingly, we will require significant amounts of additional financing in order to complete our plan of operations. We will plan our expenditures around our capital resources in order to maintain our operations. The amount of expenditures may vary if: (i) we determine to reduce or expand our plan of operations; (ii) the actual costs incurred in pursuing our stated plan of operations are greater than anticipated; or (iii) we are not successful in achieving revenues upon completion of our stated plan of operations. We do not have any arrangement in place for any debt or equity financing which would enable us to achieve additional financing if required. There is no assurance that we will be able to secure the required additional financing. There is no assurance that completion of our stated plan of operations will successfully generate the planned revenues or that any revenues generated will be sufficient to fund future operations.

We hired a full-time chief executive officer in the third quarter of 2001. We plan on hiring a full-time chief financial officer in second quarter of 2002. We currently employ approximately 82 people in our operations, mostly in the People's Republic of China. We anticipate that we will hire additional employees over the next twelve months if we achieve the financing necessary to implement our plan of operations. Of these additional employees, a majority is anticipated to be located in China. We also plan to expand our management team in North America and China.

Our business plan may differ from our stated plan of operations. We may decide not to pursue all or part of our stated plan of operations. In addition, we may modify our stated plan of operations if actual costs are greater than anticipated, if we are not able to achieve financing or if we secure financing in order to expand or accelerate our plan of operations.

RESULTS  OF  OPERATIONS

We completed the acquisition of a 100% interest in Qinnet Holdings during the second quarter of 2001. We completed this acquisition in consideration of the issuance by us of 13,128,750 shares of our common stock to the shareholders of Qinnet Holdings. Due to the common management and shareholders of Q-Net Technologies, Inc. and Qinnet Holdings, the acquisition was accounted for using historical cost in a manner similar to pooling-of-interests method of accounting. Under this method, the assets, liabilities and stockholders' equity of the acquired entities are combined with the Company's respective accounts and recorded at book value. The financial statements and footnotes included with this Form 10-KSB Annual Report have been restated to include the operations of Qinnet Holdings and its subsidiaries for all periods presented.

The audited consolidated financial statements included with this Form 10-KSB Annual Report include Q-Net Technologies, Inc. and each of our subsidiaries. These subsidiaries include our 100% owned subsidiaries, Qinnet Holdings Corp., Beijing Qinnet Electronic Technologies Co. Ltd. (a subsidiary of Qinnet Holdings), Qincom Networks Inc. and Internet Corporation of America, and our 70% owned subsidiary, Liaoning Qinnet E-book Technology Co. Ltd. These consolidated financial statements do not include the accounts of our Tianjin Qinnet or Shenyang Qinnet joint ventures, which are accounted for using the cost method.

2001  compared  with  2000

Revenues

We earned revenues in the amount of $725,152 during the year ended December 31, 2001, compared to revenues in the amount of $11,222 for the year ended December 31, 2000. Of the revenue earned, a total of $712,703 was attributable to Internet phone services provided by Qincom Networks Inc and a total of $12,449 was attributable to our Chinese operations. We did not earn any revenues from our Liaoning Qinnet joint venture or any thin-client server operations during the year ended December 31, 2001. We earned minimal revenues for the year ended December 31, 2000. We have determined to terminate our Internet phone service operations during 2002. Accordingly, there is no assurance that we will continue to achieve revenues from Internet phone services during 2002. For a discussion of our reasons not to continue this component of our business, see
Item 1 - Description of Busines - QinTop Communication Network. Further, there is no assurance that we will be able to generate revenues from our other business operations during 2002 other than the sale of the 500 Q-Readers that have been funded earlier, although we are optimistic that a number of our Q-Reader's that have been pre-ordered will result in further sales. There can be no assurance that further revenues will be generated due to our current lack of financing, the development costs associated with our Liaoning Qinnet Q-Reader joint venture and our thin-client server and solutions software businesses, and our determinations not to proceed with the QinTop, Tianjin Qinnet and Shenyang Qinnet businesses.

Our cost of revenues for the year ended December 31, 2001 was $682,797, representing 94% of total revenues. Our cost of revenues for year ended December 31, 2000 was $11,186, representing 99.7% of total revenues. The cost of revenues is primarily attributable to telecommunication expenses incurred in connection with the provision of Internet phone services by Qincom Networks.

Our gross profit for the year ended December 31, 2001 was $42,355, compared to a gross profit of $36 for the year ended December 31, 2000. Our gross profit was attributable entirely to our Qincom Networks Internet phone services.

Operating  Expenses

Our operating expenses decreased to $3,543,155 for the year ended December 31, 2001, compared to $4,850,361 for the year ended December 31, 2000. The decrease in our operating expenses in the amount of $1,307,206 was primarily attributable to a reduction to general and administrative expenses. This reduction was off-set by the impairment of investments in two of our joint ventures.

Our consulting expenses, which included management contracts, increased to $1,011,474 for the year ended December 31, 2001 from $765,806 for the year ended December 31, 2000 due to the expansion of our management team in 2001. This expansion included the addition of Fredric Mann to our management as president and chief executive officer and acting chief financial officer.

Our general and administrative expenses decreased to $853,818 for the year ended December 31, 2001 from $3,413,385 for the year ended December 31, 2000. This decrease was primarily attributable to the inclusion of a $2,872,100 non-cash compensation expense associated with stock option grants in our general and administrative expenses for 2000. There was no non-cash compensation expense in 2001. Our professional fees increased to $307,941 for the year ended December 31, 2001 from $255,402 for the year ended December 31, 2000. The increase in professional fees was primarily attributable to our acquisition of Qinnet Holdings during the second quarter of 2001. We expect to continue to incur high professional expenses in order to comply with our ongoing obligations under the Securities Exchange Act of 1934. We anticipate that our operating expenses will continue to increase if we are able to achieve the financing required to enable us to carry out our stated plan of operations. If we are not successful in achieving additional financing, we anticipate our general and administrative expenses will decrease as we will be forced to scale back our operations.

We incurred costs in the amount of $323,314 related to the operation of our Liaoning Qinnet joint venture during the year ended December 31, 2001. We anticipate the amount expended on this joint venture will increase if we are able to achieve the financing required to enable us to meet our funding obligations under this joint venture.

We incurred an expense in the amount of $1,168,955 for the year ended December 31, 2001 in respect to the impairment of investments in joint ventures in the PRC. This expense with respect to impairment of investments in joint ventures reflects our determination to not to pursue our Tianjin Qinnet, Shenyang Qinnet, Shanghai, Tianjin QinTop and Hulunbier businesses and our determination that we will not be able to recover our investments in these business. Accordingly, we have written-off our investments in these businesses. This write-off is reflected on our financial statements as an expense in an amount equal to the amount of our investments in these businesses. We are unable to estimate any amounts that will be recovered from these investments.

Net  Loss

We incurred a net loss in the amount of $3,477,201 for the year ended December 31, 2001, compared to a net loss of $4,758,682 for the year ended December 31, 2000. The decrease to our loss in the amount of $1,281,481 was primarily attributable to our decreased general and administrative expenses.

Liquidity  and  Capital  Resources

We had cash in the amount of $367,807 as of December 31, 2001, compared to cash of $2,463,940 as of December 31, 2000. We had working capital in the amount of $209,805 as of December 31, 2001, compared to working capital in the amount of $2,484,825 as of December 31, 2000.

Cash used by us in operating activities decreased to $2,198,276 for the year ended December 31, 2001, compared to $1,561,439 for the year ended December 31, 2000.

Cash provided by financing activities decreased to $101,881 for the year ended December 31, 2001 compared to $6,333,639 for the year ended December 31, 2000. The decrease in cash provided by financing activities was primarily attributable to the fact that we did not complete any sales of our common stock during the year ended December 31, 2001, whereas we received cash from sales of common stock in the amount of $5,350,500 during the year ended December 31, 2000.

Our cash position decreased in the amount of $2,096,133 during the year ended December 31, 2001, whereas our cash position increased in the amount of $2,411,082 during the year ended December 31, 2000. We anticipate that our cash position will continue to decline until such time as our revenues increase to a level where they exceed our operating expenses or until we realize an additional financing.

We did not complete any sales of our common stock for cash proceeds during the year ended December 31, 2001. None of our granted stock options were exercised during this period. Option holders currently have options to purchase a total of 235,000 shares of our common stock outstanding at a price of $10.00 per share and options to purchase 1,610,000 shares of our common stock at a price of $5.00 per share. None of these options have been exercised as of April 8, 2002.

We will require additional capital if we are to complete our stated plan of operations. Our plan of operations calls for us to spend in excess of $3,000,000 over the next twelve months, if we achieve the required financing. Our current monthly operating expenses are approximately $150,000 per month. Our current cash reserves are sufficient to enable us to operate for an additional three months, assuming that management continues to agree to defer salaries and we do not fully implement our plan of operations. Accordingly, we will require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or placement of convertible debt. We are presently in the process of negotiating the private placement of our securities to raise working capital to finance our operations. However, we do not have any definitive agreements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our marketing and sales efforts and may implement additional actions to reduce expenditures, including withdrawing from our joint ventures, reducing staff, reducing the level of services, selling assets, disposing of business units or suspending some or all of our operations.

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

ITEM  7.     Financial  Statements


Index  to  Consolidated Financial Statements                                Page
                                                                            ----

Report  of  Independent Certified Public Accountants                         F-1

Consolidated  Financial  Statements:

     Consolidated  Balance  Sheets as at December 31, 2001 and 2000          F-2

     Consolidated  Statements  of  Operations                                F-3
     for  the  years  ended  December  31,  2001  and  2000
     and  cumulative  from  Inception  to  December  31,  2001

     Consolidated  Statement  of  Stockholders'  Equity                      F-4
     for  the  years  ended  December  31,  2001  and  2000
     and  cumulative  from  Inception  to  December  31,  2001

     Consolidated  Statements  of  Cash  Flows                               F-6
     for  the  years  ended  December  31,  2001  and  2000
     and  cumulative  from  Inception  to  December  31,  2001

     Notes  to  Consolidated  Financial  Statements                          F-7

April  16,  2002
Qinnet  Holdings  Corp.  -2001FS.doc

Financial  Statements  and  Report  of
Independent  Certified  Public  Accountants

Q-NET  TECHNOLOGIES,  INC.
(formerly  Qinnet.com,  Inc.)
(a  development  stage  enterprise)

December  31,  2001  and  2000

                          C  O  N  T  E  N  T  S



                                                         Page
                                                         ----

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS     F-3

CONSOLIDATED  FINANCIAL  STATEMENTS

     CONSOLIDATED  BALANCE  SHEETS                          F-4

     CONSOLIDATED  STATEMENTS  OF  OPERATIONS               F-5

     CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY     F-6

     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS              F-7

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS          9

     REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS
     -------------------------------------------------------


Board  of  Directors
Q-Net  Technologies,  Inc.

We have audited the accompanying consolidated balance sheets of Q-Net Technologies, Inc. (the "Company") (formerly Qinnet.com, Inc.) (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Q-Net Technologies, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of capital. Management's plans in regard to these matters are also described in Note C. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Irvine,  California
April  12,  2002



                                          Q-NET TECHNOLOGIES, INC.
                                         (formerly Qinnet.com, Inc.)
                                        (a development stage company)
                                         CONSOLIDATED BALANCE SHEETS


                                              December 31,    December 31,
                                              2001            2000
------------------------------------------------------------------------------

  ASSETS
  Current assets
    Cash and cash equivalents                 $     367,807   $   2,463,940
    Short term investments                        1,999,995       1,999,653
    Trade accounts receivable, net of
    allowance for doubtful
     accounts of $3,300                            218,220               -
    Prepaid expenses and other current assets       149,499          83,684
                                                --------------  --------------
  Total current assets                            2,735,521       4,547,277
                                                --------------  --------------

  Property and equipment, net                       202,640         197,814
  Loan and interest receivable                      111,258         104,258
  Note receivable from shareholder                        -          50,313
  Deposits on investments                                 -       1,130,939
                                                --------------  --------------
                                                    313,898       1,483,324
                                                --------------  --------------

                                              $   3,049,419   $   6,030,601
                                                ==============  ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts payable and other accrued
    Liabilities                               $     592,756   $     129,972
    Note payable to bank                          1,932,960       1,932,480
                                                --------------  --------------
       Total current liabilities                  2,525,716       2,062,452
                                                --------------  --------------

  Minority interest                                  98,488          76,321
  Commitments and contingencies                           -               -

  Stockholders' Equity
    Preferred Stock : $0.00001 par value
      Authorized : 100,000,000
      Issued and outstanding : nil                        -               -
    Common Stock : $0.00001 par value
      Authorized : 100,000,000
      Issued and outstanding : 14,429,247
      at December 31, 2001 and 2000                     144             144
    Additional paid in capital                    8,681,154       8,681,154
    Accumulated deficit                          (8,267,439)     (4,790,238)
    Accumulated other comprehensive income           11,356             768
                                                --------------  --------------
  Total Stockholders' Equity                        425,215       3,891,828
                                                --------------  --------------
                                              $   3,049,419   $   6,030,601
                                                ==============  ==============

  See accompanying notes


                                    Q-NET TECHNOLOGIES, INC.
                                  (formerly Qinnet.com, Inc.)
                                 (a development stage company)
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                           Cumulative from
                              inception                    Year Ended
                       (May 31, 1989) through    December 31,      December 31,
                         December 31, 2001              2001          2000
-------------------------------------------------------------------------------
Revenues                      $   736,374         $   725,152   $    11,222
  Cost of revenue                 693,983             682,797        11,186
     Gross profit                  42,391              42,355            36
                              ------------        ------------  ------------

Operating Expenses
    General and administrative  4,296,056             853,818     3,413,385
    Management consulting       1,778,465           1,011,474       765,806
    Impairment of investments
      in joint ventures         1,168,955           1,168,955             -
    Marketing expenses            487,293             185,594       301,699
    Start-up cost
      of joint venture            359,870             323,314        36,471
    Reorganization cost            33,000                   -       333,000

                              ------------        ------------  ------------
                                 8,423,639           3,543,155     4,850,361
                              ------------        ------------  ------------

Operating loss                  (8,381,248)         (3,500,800)   (4,850,325)

  Other income (expense)
    Interest income                232,131              42,663       189,468
    Interest expense             (188,456)           (114,057)      (74,399)
    Foreign exchange loss         (60,894)            (21,768)      (37,693)
                              ------------        ------------  ------------

 Loss before minority
     interest                  (8,398,467)          (3,593,962)   (4,772,949)

  Minority interest in
    net loss of subsidiary        131,028              116,761        14,267
                              ------------        ------------  ------------
  Net loss                    $(8,267,439)         $(3,477,201)  $(4,758,682)
                              ============        ============  ============
  Basic and diluted net
    loss per share                                 $     (0.24)  $     (0.33)
                                                  ============  ============
  Weighted average shares outstanding               14,429,247    14,257,211
                                                  ============  ============
                               See accompanying notes


                                                   Q-NET  TECHNOLOGIES,  INC.
                                                  (formerly Qinnet.com, Inc.)
                                                 (a development stage company)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM MAY 31, 1989 TO DECEMBER 31, 2001


                                                                                                  Deficit
                                                                                                Accumulated
                                                                                        Stock    during the
                                                                 Stock      Additional Subscrip-   Develop
                                                  Common       Amount At    Paid In       tion      ment
                                                  Shares       Par Value    Capital    Receivable   Stage

Issuance of stock at formation on May 31, 1989    16,000,000  $     160  $        -  $       -  $        -

Capital contributed to support development
  during the period May 31, 1989 through
  December 31, 1992                                       -           -       5,358          -           -

Effect of one-for-seven reverse split on June
 27, 1996                                        (13,714,000)      (137)        137          -           -

Issuance of common stock to new majority
  shareholder on November 27, 1996                 7,714,00           7      49,923    (50,000)          -

Effect of one-for-eight reverse split on
  July 31, 1999                                  (8,749,503)        (87)         87          -           -

Issuance of common stock for cash                          -
  in December 1999                                12,058,650        120     120,060          -           -

Foreign currency translation adjustment                    -          -           -          -           -

Net loss for the period May 31, 1989 through
  December 31, 1999                                        -          -           -          -     (31,556)
                                                -----------------------------------------------------------
Balance, December 31, 1999                        13,309,147        133     175,565     50,000)    (31,556)
                                                -----------------------------------------------------------

Issuance of common stock for cash                  1,070,100         11   5,350,489          -           -

Issuance of common stock for acquisition of ICA       50,000          -     283,000          -           -

Stock options granted to non-employees                     -          -   2,872,100          -           -

Receipt of stock subscription                              -          -           -     50,000           -

Foreign currency translation adjustment                    -          -           -          -           -

Net loss                                                   -          -           -          -  (4,758,682)

Total comprehensive loss
                                                -----------------------------------------------------------
Balance, December 31, 2000                        14,429,247        144   8,681,154          -  (4,790,238)
                                                -----------------------------------------------------------

Foreign currency translation adjustment

Net loss                                                   -          -           -          -  (3,477,201)

Total comprehensive loss
                                                -----------------------------------------------------------

Balance, December 31, 2001                        14,429,247  $     144  $8,681,154   $      - $(8,267,439)
                                                ===========================================================



  See accompanying notes



                                                      Accumulated
                                                         Other
                                                     Comprehensive
                                                         Loss             Total
                                                -----------------------------------

Issuance of stock at formation on May 31, 1989    $            -   $       160

Capital contributed to support development
  during the period May 31, 1989 through
  December 31, 1992                                            -         5,358

Effect of one-for-seven reverse split on June
                                                               -             -

Issuance of common stock to new majority
  shareholder on November 27, 1996                             -             -

Effect of one-for-eight reverse split on
  July 31, 1999                                                -             -

Issuance of common stock for cash
  in December 1999                                             -       120,180

Foreign currency translation adjustment                     (274)         (274)

Net loss for the period May 31, 1989 through
  December 31, 1999                                            -       (31,556)
                                                  ---------------  ------------

Balance, December 31, 1999                                  (274)       93,868
                                                  ---------------  ------------

Issuance of common stock for cash                              -     5,350,500

Issuance of common stock for acquisition  of ICA               -       283,000

Stock options granted to non-employees                         -     2,872,100

Receipt of stock subscription                                  -        50,000

Foreign currency translation adjustment                    1,042         1,042

Net loss                                                       -    (4,758,682)
                                                                   ------------
Total comprehensive loss                                            (4,757,640)
                                                  ---------------  ------------

Balance, December 31, 2000                                   768     3,891,828
                                                  ---------------  ------------

Foreign currency translation adjustment                   10,588        10,588

Net loss                                                       -    (3,477,201)
                                                                   ------------
Total comprehensive loss                                            (3,466,613)
                                                  ---------------  ------------

Balance, December 31, 2001                        $       11,356   $   425,215



                                   See accompanying notes

                                            F-6

                                        Q-NET TECHNOLOGIES, INC.
                                      (formerly Qinnet.com, Inc.)
                                     (a development stage company)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Cumulative from           Year Ended
                                                           inception (May 31, --------------------------
                                                              1989) through    December 31, December 31,
                                                            December 31, 2001     2001         2000
--------------------------------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                                     $(8,267,439)  $(3,477,201)  $(4,758,682)
  Adjustments to reconcile net loss to net cash
    Used in operating activities :
      Depreciation                                                  72,200        48,813        14,380
      Minority interest in net loss of subsidiary                 (131,028)     (116,761)      (14,267)
      Non-cash compensation expense                              2,872,100             -     2,872,100
      Reorganization costs                                         283,000             -       283,000
      Impairment of investments in joint ventures                1,168,955     1,168,955             -
      Changes in assets and liabilities :
        Increase in trade accounts receivable                     (218,469)     (218,220)         (249)
        Increase in prepaid expenses and other current assets     (153,370)      (65,677)      (87,693)
        Increase in accounts payable and accrued liabilities       554,740       462,784       129,972
                                                                ---------------------------------------
          Net cash used in operating activities                 (3,819,311)   (2,197,309)   (1,561,439)
                                                                ---------------------------------------

Cash flows from investing activities
  Purchases of property and equipment                             (274,840)      (53,639)     (212,194)
  Purchases of short term investments                           (1,999,653)            -    (1,999,653)
  (Advances) payments under notes receivable                      (107,000)       43,313      (150,313)
                                                                ---------------------------------------
         Net cash used in investing activities                  (2,381,493)      (10,326)   (2,362,160)
                                                                ---------------------------------------

Cash flows from financing activities
  Investment from minority interest shareholders, net              229,516       138,928        90,588
  Deposits on investments                                       (1,130,939)      (38,016)   (1,089,929)
  Proceeds from notes payable to bank                            1,932,480             -     1,932,480
  Receipt of stock subscription                                     50,000             -        50,000
  Issuance of common stock                                       5,476,198             -     5,350,500
                                                                ---------------------------------------
         Net cash provided by financing activities               6,557,255       100,912     6,333,639
                                                                ---------------------------------------

Effect of exchange rate changes on cash                             11,356        10,588         1,042
                                                                ---------------------------------------

Increase (decrease) in cash and cash equivalents                   367,807    (2,096,133)    2,411,082

Cash and cash equivalents - beginning of year                            -     2,463,940        52,858
                                                                ---------------------------------------

Cash and cash equivalents - end of year                        $   367,807   $   367,807   $ 2,463,940
                                                                =======================================

Supplemental information :
Cash paid for :
    Interest                                                   $   188,456   $   114,057   $    74,399
    Income taxes                                               $         -   $         -   $         -

            See accompanying notes

                                             F-7

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000




NOTE  A  -  DESCRIPTION  OF  BUSINESS

Q-Net Technologies, Inc., ("the Company"), a Deleware corporation, was incorporated on May 31, 1989 as Specialists, Inc. In 1996, Specialists, Inc. amended its Certificate of Incorporation to change its name to Eastern Group International Co., Ltd. Also during 1996, Eastern Group International Co., Ltd. issued 7,714,000 shares of common stock in exchange for $50,000 and changed its name to Telespace Limited. In December 1999, Telespace Ltd. changed its name to Qinnet.com, Inc. On August 13, 2001, the Company changed its name to Q-Net Technologies, Inc.

On April 13, 2000, the Company purchased 100% of the issued and outstanding shares of Internet Corporation of America, Inc. ("ICA"), a Delaware corporation, for $50,000 cash and 50,000 shares of restricted, unregistered common stock. At the date of acquisition, ICA was a reporting company under the Securities Exchange Act of 1934 and had no operations, assets or employees. This change in control of ICA occurred in conjunction with the closing under an Agreement and Plan of Reorganization (the "Reorganization Agreement") between ICA and the Company. As a result of this transaction, ICA became a wholly-owned subsidiary of the Company. Upon effectiveness of the Reorganization Agreement, the Company became the successor issuer to ICA for reporting purposes under the Securities Exchange Act of 1934.

The common stock of the Company issued in this transaction was valued at $283,000, the estimated value of the Company's restricted, unregistered shares. The total cost of the acquisition of $333,000 was recorded as a reorganization cost, since ICA was a dormant entity with no operations, assets or employees.

The Company entered into an agreement dated January 12, 2000 to merge with Qinnet Holdings Corp. ("Qinnet Holdings"), a Washington State corporation. Both the Company and Qinnet Holdings share common directors, officers and
shareholders.      On  March  14,  2001,  the  Company  extended  an  offer  to accredited United States shareholders and non-Canadian foreign shareholders to exchange their shares in Qinnet Holdings for shares in the Company on the basis of one share of the Company's common stock for each share of Qinnet Holdings common stock. As of April 23, 2001, 12,275,100 shares had been exchanged, representing approximately 93.8% of the outstanding shares of Qinnet Holdings. Further offers were made to remaining Canadian shareholders of Qinnet Holdings to acquire their remaining 813,000 shares of Qinnet Holdings, representing approximately 6.2% interest. For the remaining 6.2% acquisition of Qinnet Holdings, the Company issued 1.05 shares of the Company's common stock for each share of Qinnet Holdings common stock. As at June 8, 2001, the Company completed its acquisition of all the remaining shares of Qinnet Holdings.

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000



NOTE  A  -  DESCRIPTION  OF  BUSINESS  -  Continued

Qinnet  Holdings  was incorporated on April 26, 1999 in the state of Washington.
Qinnet Holdings has two wholly-owned subsidiaries: Beijing Qinnet Electronic Technologies Co. Ltd. ("Beijing Qinnet"), established in the Peoples Republic of China on December 6, 1999, and Qincom Networks Inc. ("Qincom"), a British Columbia, Canada company established on August 22, 2000. Qincom provides long distance calling services from Canada to the PRC through voice over internet protocol technology.

The Company is considered to be a development stage enterprise as its primary business objectives have not been fully developed, despite generating revenues through its telecomunnications activities, which management does not expect to continue. The Company is focusing its resources on developing Qinnet E-book and its "Thin Client Server" technology, which have not generated any revenues.

The Company entered into a joint venture agreement dated July 11, 2000. with Liaoning Education Press ("LEP"), a wholly owned subsidiary operation of Liaoning Publishing Group of Companies ("LPG") in PRC. The Company agreed with LPG to carry out a joint venture electronic book publishing, manufacturing and distribution business in China. The joint venture business is to be carried out in Shenyang, China by Liaoning Qinnet E-book Technologies Ltd. ("Qinnet E-book"), a joint venture corporation incorporated in accordance with the Enterprise Laws of the PRC. The Company initially contributed $280,000 for a 70% interest in this joint venture while LEP contributed $120,000 in consideration for a 30% interest. On August 18, 2000, the Company entered into an amended joint venture agreement with LPG to expand the joint venture operation and to replace LEP with LPG as the joint venture partner. Under the amended joint venture agreement, LPG and the Company have agreed to invest an aggregate of $5,000,000. The Company agreed to contribute $3,000,000 in exchange for a 60% ownership interest in Qinnet E-book. LPG has agreed to contribute $2,000,000 in exchange for a 40% ownership interest in Qinnet E-book. The joint venture will be for an initial term of 20 years and will become effective upon the approval of the PRC government authorities. The objective of the joint venture is to establish a database of Chinese and English language books and periodicals, to engage in the electronic publishing and sale of electronic books, and to develop and market electronic reading devices, to be known as the Q-Reader.

Beijing Qinnet also participates in two joint venture agreements with Chinese internet companies and has options to purchase equity interests in these joint ventures. These two joint ventures are carried out by two operating corporations, Tianjin Xiaodao Information Network Co. Ltd. ("Tianjin Qinnet") and Shenyang Qinnet Brainn Informerce Co. Ltd. ("Shenyang Qinnet"). Shenyang Qinnet is in the business of providing internet web site design, e-commerce and related

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000



NOTE  A  -  DESCRIPTION  OF  BUSINESS  -  Continued

customer and technical support services. Tianjin Qinnet is in the business of providing internet access services. Currently, Mr. Weiguo Lang, the Chairman and a director of the Company, is the registered owner of 51% ownership interest in Shenyang Qinnet and 70% ownership interest in Tianjin Qinnet as the current investment regulations in PRC do not permit foreign ownership of PRC entities operating in the telecom and related industries. The funds used to purchase Mr. Lang's equity interests in these joint ventures were provided by Beijing Qinnet and are included in Deposits on Investments in the accompanying balance sheets. Exercise of the first option would transfer 51% ownership of Shenyang Qinnet to Beijing Qinnet and would require the payment of 50,000 Chinese RMB or approximately $6,040. Further, Beijing Qinnet has the option to increase its ownership interest in this joint venture to 70% for an additional $200,000. Exercise of the other option would transfer 70% ownership of Tianjin Qinnet to Beijing Qinnet and would require the payment of 70,000 Chinese RMB or approximately $8,460. The option agreements have a five-year term expiring on March 24, 2005. The option arrangements have been structured to enable Beijing Qinnet to comply with PRC foreign ownership laws and restrictions. The option is transferable by Beijing Qinnet to give flexibility in structuring its ownership arrangement. The Company anticipates that the foreign ownership laws of the PRC may change prior to the expiration of the option period or the options might be extended.


NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          Basis  of  Presentation
          -----------------------

In June 2001, the Company completed its merger with Qinnet Holdings, in which Qinnet Holdings became a wholly-owned subsidiary of the Company. The Company exchanged approximately 13 million shares of common stock for all the outstanding common shares of Qinnet Holdings. Due to common management and shareholders of the Company and Qinnet Holdings, the merger was accounted for using historical costs in a manner similar to pooling-of-interests method of accounting. Under this method, the assets, liabilities and shareholders' equity of the acquired entities are combined with the Company's respective accounts and are recorded book value. The accompanying consolidated financial statements have been restated to include the operations of Qinnet Holdings for all periods presented.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary companies, Qinnet Holdings, Qincom, Beijing Qinnet, ICA, and its 70% owned

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000



NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

subsidiary, Qinnet E-book. The Company accounts for the remaining 30% interest in Qinnet E-book as minority interest in the accompanying consolidated financial statements. The Company holds the majority of the Board of Directors positions of Qinnet E-book, and has the majority control over the operating decisions of Qinnet E-book. All significant intercompany transactions and accounts have been eliminated.

The Company's investments in joint ventures located in the PRC are accounted for using the cost method, as the Company's ownership is indirect and management does not have the ability to control the ventures' operating decisions.

     Accounting  Method
     ------------------

     The Company's financial statements are prepared using the accrual method of accounting.

     Use  of  Estimates
     ------------------

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

     Cash  and  Cash  Equivalents
     ----------------------------

     Cash and cash equivalents include all cash on hand, cash in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less.

     Short-term  Investments
     -----------------------


     Short-term investments represent certificate of deposits with original maturities of more than three months but less than a year.

     Concentration  of  Credit  Risk
     -------------------------------

     The Company maintains Renminbi cash balances in banks of the People's Republic of China and U.S. Dollar cash balances in U.S. and Canadian banks, all of which are not insured. Revenues were derived from the long distance calling services in Canada and the United States. Two

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES  -  Continued

     customers accounted for more than 75 percent and 18 percent of the Company's revenue for the year ended December 31, 2001 and one customer accounted for 51 percent of accounts receivable at December 31, 2001. There were no significant customers in 2000.

     Property  and  Equipment
     ------------------------

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of five years.

     Long-Lived  Assets
     ------------------

     The Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount.

     Revenue  Recognition
     --------------------

     The Company's revenue is primarily derived from the sale of voice over internet protocol long distance telephone services on a wholesale basis. Revenue is recognized upon delivery of the services.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It also requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." As amended by SAB101A and SAB101B, the Company is required to follow this guidance no later than the fourth fiscal quarter of the fiscal year ended December 31, 2001. The Company implemented SAB101 during the first quarter of 2000, which did not have a material effect on the Company's results of operations or financial position.

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000



NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

     Start-up  Costs
     ---------------

     Start-up and organization costs are expensed as incurred. Start-up cost expensed for 2001 and 2000 were $323,314 and $36,471.

     Income  Taxes
     -------------

     Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Foreign  Currency  Translations
-------------------------------

The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at exchange rates in effect at the end of period, and revenues and expenses are translated at average exchange rates during the period. Resulting translation adjustments are reflected as a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Fair  Value  of  Financial  Instruments
---------------------------------------

For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. The note payable to bank is secured by the short-term investments, and therefore its carrying amount approximates fair value.

     Business  Segment  Information
     ------------------------------

     The Company discloses information about its reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are geographic areas that provide long distance calling services.

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000




NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

     Earnings  Per  Share
     --------------------

     Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents. Potentially dilutive securities include stock options, which are antidilutive and have been excluded from the computation of loss per share. All per share information has been restated to reflect the merger of Qinnet Holdings.

     Stock-Based  Compensation
     -------------------------

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

     Recent  Accounting  Pronouncements
     ----------------------------------

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000




NOTE  B  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

- all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
- intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability
- goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
- effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator
- all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset are to be recorded as a liability when the retirement obligation arises and amortized to expense over the life of the asset.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations, and it provides guidance on estimating future cash flows to test recoverability. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell.

     Although it is still reviewing the provisions of these statements, management's preliminary assessment is these new pronouncements will not have a material impact on the Company's financial position or results of operations.

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000





NOTE  C  -  REALIZATION  OF  ASSETS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $3,477,201 for the year ended December 31, 2001 and has had cumulative net losses of $8,267,439 from inception (May 31, 1989) through December 31, 2001. As of December 31, 2001, the

Company had minimal working capital of $209,805. In addition, the Company is a development stage entity and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to these matters are to continue to raise additional capital from selling the Company's stock. Subsequent to December 31, 2001, the Company completed the sale of 138,757 units at a price of $2.80 per unit for proceeds of $388,519 (Note L). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE  D  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consists  of  the  following  at  December  31:

                                         2001             2000
                                      -------------------------
     Vehicle                           $  25,012     $  25,012
     Electronic  equipment               127,506        79,720
     Computer  equipment                 105,880        93,427
     Other                                16,442        14,035
                                      -------------------------
                          Total          274,840       212,194
     Less:  accumulated  depreciation    (72,200)      (14,380)
                                      -------------------------

                                       $ 202,640      $197,814
                                      =========================

     Depreciation charged to expense during the year ended December 31, 2001 and 2000 was $48,813 and $14,380 respectively.

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000



NOTE  E  -  DEPOSITS  ON  INVESTMENTS

     During year the three months ended December 31, 2001, the Company determined that the business opportunity presented by Tianjin and Shenyang operations, when compared to the opportunities in the digital publishing and thin client server technology, did not possess the sustainable competitive advantages that are exhibited by the newer technologies. In view of the limited capital resources, the Company decided to preserve its capital for investments in the Qinnet E-book and development of the "Thin Client Server" technology. The Company will wind down the business operations of Tianjin Qinnet and Shenyang Qinnet in an orderly manner. In accordance with FAS #121, the Company has an estimated impairment loss of $1,168,955 to the investments in these projects in the last quarter of year 2001.

NOTE  F  -  NOTES  PAYABLE  TO  BANK  AND  SHORT-TERM  INVESTMENTS

     The fixed term deposit amounting to US$ 1,999,995 (RMB 16,556,159) has been pledged to a bank to secure bank loans of RMB 16,000,000 (Note F). The deposit accrues interest at 5.3125%. These short-term investments are denominated in U.S. dollars and are used as collateral for the Company's notes payable with the bank, which provides RMB for local purposes. One of the bank loans of RMB 8,000,000 with an interest rate of 5.85% per annum is payable on April 16, 2002. The other bank loan of RMB 8,000,000 with an interest rate of 5.85% per annum is payable on December 14, 2002. The notes are rolled over upon maturity.


NOTE  G  -  RELATED  PARTY  TRANSACTIONS

The Company paid management and consulting fees of $395,000 and $480,000 to various directors during the years ended December 31, 2001 and 2000, respectively.


NOTE  H  -  STOCK  OPTION  PLAN

     In March 2000, the Company adopted the 2000 Stock Option Plan (the Plan), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase up to an aggregate of 187,500 shares of the Company's common stock. Upon board approval, the number of shares available for grant could be increased quarterly by up to an amount equal to 15% of the Company's outstanding shares of common stock. Options granted under this plan during 2000 were cancelled and reissued under the amended stock option plan described below.

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000




NOTE  H  -  STOCK  OPTION  PLAN  -  Continued

     In September 2000, the 2000 Stock Option Plan was terminated and the 2000/A Stock Option Plan was adopted. Under the new plan, the Company is authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase up to an aggregate of 260,000 shares of the Company's common stock. Upon board approval, the number of shares available for grant may increase quarterly by up to an amount equal to 20% of the Company's outstanding shares of common stock. The options may have a term of up to ten years and generally vest immediately. The Company granted 260,000 options under this plan at an exercise price of $10.00 per share in 2000. The Company recorded compensation expense of $883,100 in connection with the grant of the 260,000 options in 2000.

     In June 2001, the Company adopted the 2001 Stock Option Plan ("the Plan"), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase up to 2,100,000 shares of the Company's common stock. Upon board approval, the number of shares available for grant could be increased quarterly to an amount equal to 15% of the Company's outstanding shares of common stock. In June 2001, the Company granted options to the Qinnet Holdings optionees to purchase an aggregate of 2,000,000 shares of the Company's common stock under generally the same terms and conditions of the options granted by Qinnet Holdings, in consideration for the cancellation of the options previously granted by Qinnet Holdings. These options all have an exercise price of $5.00 per share, and with various vesting and expiration dates. The Company recorded compensation expense of $1,989,000 in connection with the grant of the 2,000,000 options in 2000.

     The following table summarizes information about stock option transactions for the years ended December 31, 2001 and 2000 :

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000



NOTE  H  -  STOCK  OPTION  PLAN  -  Continued

                                                   Weighted average
                                   Shares          exercise  price
                                  -----------      ----------------
Outstanding at December 31, 1999
Granted                            2,260,000       $5.58
Exercised                                  -           -
Canceled                                   -           -
                                  ===========

Outstanding at December 31, 2000   2,260,000
Granted                               30,000       $5.00
Exercised                                  -           -
Canceled                            (445,000)      $5.28
                                  ===========
Outstanding at December 31, 2001   1,845,000       $5.64
                                  ===========

The  following is a summary of the outstanding options as at December 31, 2001:
                                      Total
Range                   Weighted      Weighted                 Weighted
of        Total         average       average                  average
exercise  options       remaining     exercise    Options      exercise
prices    outstanding   life (years)  price       exercisable  price
-------- ------------  -------------- --------  -------------- ----------
$ 5.00    1,610,000     3.2           $  5.00     1,217,500    $  5.00
$10.00    235,000       3.0           $ 10.00       235,000    $ 10.00

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

Under the 2000 and 2001 Stock Option Plans, the Company issued options to certain consultants. Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable. Total compensation cost

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000



NOTE  H  -  STOCK  OPTION  PLAN  -  Continued

recognized in the accompanying statement of operations for options granted to non-employees was $2,872,100 for the year ended December 31, 2000.

Weighted average fair value of options granted during the year ended December 31, 2001 and 2000 are as follows:

                                                            2001         2000

Exercise price is below market price at date of grant       $  -         $4.10
Exercise  price equals market price at date of grant        $ 0.79       $3.11


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

NOTE  I  -  INCOME  TAXES



     There is no current or deferred tax expense for the years ended December 31, 2001 and 2000, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000



NOTE  I  -  INCOME  TAXES  -  Continued

                                             2001                  2000
Deferred  taxes
 Net  operating  loss  carryforwards     $  1,457,000          $    850,000
 Valuation  allowance                      (1,457,000)             (850,000)

Net  deferred  tax  assets               $          -           $         -

     The net change in the valuation allowance for 2001 and 2000 was an increase of $607,000 and $850,000, respectively, and is the result of net operating loss carryforwards.

     Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. As of December 31, 2001, the Company had approximately $3,400,000 of federal and state operating loss carryforwards available to reduce future federal and state tax liability through the year 2021 for federal purposes and 2006 for state purposes.

NOTE  J  -  SEGMENT  AND  GEOGRAPHIC  DATA

     The Company's reportable segments are geographic areas that provide long distance telephone calls related services to the Canadian and PRC China markets markets. Summarized financial information concerning the Company's reportable segments is shown in the following table:

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000



NOTE  J  -  SEGMENT  AND  GEOGRAPHIC  DATA  -  Continued

For the year ended
December 31, 2001          China          Canada       Corporate     Total
------------------
     -----------       ----------   -----------  ----------
     Revenue           $   12,449        $ 712,703    $        -   $  725,152
     Operating  loss   (1,543,802)        (139,233)   (1,860,120)  (3,543,155)
     Total  assets      2,815,887          116,041       117,491    3,049,419
     Depreciation/
      amortization         22,958           31,753         3,754       58,465
     Interest  income      19,551               44        23,068       42,663
     Interest  expense    112,715              104         1,238      114,057

For the year ended
December 31, 2000
------------------
     Revenue           $   11,222        $       -    $        -   $   11,222
     Operating loss      (225,249)         (37,096)   (4,587,980)  (4,850,325)
     Total  assets      4,142,965          101,728     1,785,908    6,030,601
     Depreciation/
     amortization           4,484            8,185         1,711       14,380
     Interest  income      70,551                -       118,917      189,468
     Interest  expense     71,450                -         2,949       74,399



NOTE  K  -  COMMITMENTS

     The Company leases office space under various operating leases expiring through 2005. Total rent expense charged to operations during 2001 and 2000 was $117,771 and $50,192 respectively. Future minimum rental commitments are as follows:

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000



NOTE  K  -  COMMITMENTS  -  Continued

                      Year ending December 31,          Amount
                      ------------------------         ----------

                      2002                              $  73,874
                      2003                                 79,783
                      2004                                 83,772
                      2005                                 85,448
                                                       ----------
                                                         $322,877
                                                       ==========

MANAGEMENT  AGREEMENTS

The Company's president and chief executive officer, provides his services to us pursuant to an employment agreement dated October 23, 2001. The employment agreement provides that the Company will pay Mr. Mann a base annual salary of $300,000 per year in consideration of Mr. Mann acting as president and chief executive officer on a permanent basis. Mr. Mann has also agreed to act as chief financial officer and general counsel until such positions are filled by the board of directors. The employment agreement also provides for a performance and merit based bonus to be not less than $60,000 for any year. In addition, we have agreed to grant to Mr. Mann options to purchase 100,000 shares of our common stock in each year of the term of the agreement. The employment agreement is for an initial three year term. We are entitled to terminate this agreement upon one month's prior written notice and the payment of one year's salary and minimum bonus.

The Company's secretary and treasurer has a three year contract providing for a salary of $120,000 annually. The services provided by this individual include ensuring that proper corporate, financial and administrative records are maintained, supervising and advising on the conduct of financial affairs, and coordinating all auditing functions.

                            Q-Net Technologies, Inc.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE  L  -  SUBSEQUENT  EVENT

     In January 2002, the Company completed the sale of 138,757 units at a price of $2.80 per unit for proceeds of $388,519. Each unit consists of one share of the Company's common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.80 per share until January 30, 2004. A total of 138,757 shares and 138,757 share purchase warrants were issued. A commission of $12,000 was paid in connection with the offering.

NOTE M  -  QUARTERLY FINANCIAL INFORMATION



     The  following  summarizes  financial  data relating to the results of operations for each  quarter  of  the  years  ended  December 31,  2001  and  2000 :

                                         Three Months Ended
                                         ------------------

                                       Mar 31           Jun 30      Sep 30       Dec 31
                                ----------------------------------------------------------
  Fiscal year 2001 :
  Net sales                     $           143,618   $ 202,126   $ 198,053   $   181,355
  Gross profit                  $            28,995   $  (1,199)  $  81,152   $   (66,593)
  Net loss                      $          (516,950)  $(562,184)  $(576,968)  $(1,821,099)
  Net loss - basic and diluted  $             (0.04)  $   (0.04)  $   (0.04)  $     (0.13)

  Fiscal year 2000 :
  Net sales                     $                 -   $       -   $   3,400   $     7,822
  Gross profit                  $                 -   $       -   $      11   $        25
  Net loss                      $          (251,430)  $(667,478)  $(245,158)  $(3,594,616)
  Net loss - basic and diluted  $             (0.02)  $   (0.05)  $   (0.02)  $     (0.25)



ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


Not  applicable.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following information sets forth the names of our officers and directors, their present positions with Q-Net Technologies, and their biographical information.


Name  of  Director     Age     Position
------------------     ---     --------

Weiguo  Lang           43       Director  and  Chairman

Paul  Schwartz         38       Director,  Executive  Vice-President,
                                Secretary, Treasurer and Chief Operating
                                Officer

Fredric R. Mann        53       Director,  President,  Chief  Executive
                                Officer and Chief Financial Officer

Mr. Fredric Mann was appointed to our board of directors on June 15, 2001. Mr. Fredric Mann II was appointed as our president, our chief executive officer and our chief financial officer on August 10, 2001 subsequent to our 2001 annual general meeting. Mr. Mann brings over 20 years of experience in corporate finance and advisory work in both domestic and international markets. Mr. Mann was a managing director and led the Global Corporate Finance practice for the Consumer Business and Retail Industries at Deloitte & Touche from 1996 through 2000. Prior to joining Deloitte & Touche, he was president of a Philadelphia-based investment-banking firm specializing in mergers and acquisitions, divestitures and corporate finance advisory services internationally. Previously, he served as senior vice president at Shearson Lehman Hutton, Inc. focusing primarily in the retain and medical sectors, following the practice of corporate law in Philadelphia with a similar focus in serving international clients in the financial, business and economic development sectors. Mr. Mann is a member of Pennsylvania Securities Association and a lecturer at the Wharton School of University of Pennsylvania and the American Management Association. Mr. Mann received his BS in Economics from the Wharton School of the University of Pennsylvania and a JD from Syracuse University College of Law.

Mr. Paul Schwartz was appointed to our board of directors on May 8, 2000. Mr. Schwartz was appointed as our secretary, our executive vice-president, our treasurer and our chief operating officer on August 10, 2001 subsequent to our 2001 annual general meeting. Mr. Schwartz has ten years of experience as a stockbroker and in investment banking. Mr. Schwartz was a vice-president of investments with Josephthal Lyon from 1995 to 1998. Mr. Schwartz has also held vice-president positions with Royce Investment Group, Spencer Trask and Thomas James. Mr. Schwartz was the senior vice-president of new business development for Turbodyne Technologies Inc. from 1998 to early 2000. Turbodyne Technologies is an automotive component-manufacturing corporation in California. Mr. Schwartz was responsible for creating strategic alliances with industry leading companies in the automotive components industry. Mr. Schwartz was president of GSG Global Synergy Group during 2000, which delivered services to Qinnet Holdings. Mr. Schwartz was senior vice-president of manufacturing of Supremetal Fabricators, a food service equipment manufacturing company, from 1985 to 1990. Mr. Schwartz received his bachelors degree in finance from Syracuse University in 1985. Mr. Schwartz is a director and is the secretary, treasurer and senior vice-president of Qinnet Holdings.

Dr. Weiguo Lang was appointed as our president and to our board of directors on October 26, 1999. Mr. Lang stepped down as our president on August 10, 2001 but remains as chairman of our board of directors. In 1997, Dr. Lang established the first Internet service provider operation in Chengdu, the capital of Sichuan Province, which was one of the earliest Internet service provider operations in China. Since then, Dr. Lang has pursued and researched various Internet opportunities in China. From 1995 to 1998, Dr. Lang was President of Agro International, a publicly-listed Canadian corporation. From 1993 thru 1994, he was a senior consultant for International Business for the Canadian international trade & development businesses.

Prior  to moving to Canada to
further his education, Dr. Lang was a division manager in Heilongjiang Province, China from 1984 to 1987. Dr. Lang received M.Sc. and Ph.D. degrees in
Engineering from Canada and a B.Sc. degree from China. Most of his work was related to computer programming and mathematical modeling. Dr. Lang speaks fluent mandarin and English. Dr. Lang is a director and is the president of Qinnet Holdings.

Former  Director

Mr. Lynn Patterson, one of former directors, resigned for health reasons in 2001.

Committees  of  The  Board  Of  Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation  Of  Directors

Our directors do not receive cash compensation for their services as directors or members of committees of the board, but are reimbursed for their reasonable expenses incurred in attending board or committee meetings. Our 2000/A Stock Option Plan permits the grant of options for the purchase of shares of our common stock to our directors. See below "Summary Compensation Table, Stock Option Grants" for information about options granted to our directors for the fiscal year ended December 31, 2001.

Terms  of  Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believes that during the fiscal year ended December 31, 2001 all such filing requirements applicable to our officers and directors (We are not aware of any ten percent holder) were complied with except that reports were filed late by the following persons:

                                Number     Transactions          Known  Failures
                                Of Late    Not Timely            To File a
Name  and  Principal            Reports     Reported             Required Form
Position

Fredric  R.  Mann, Director       None         None               None
President, Chief Executive
Officer and  Chief  Financial
Officer

Paul  Schwartz,  Director         None          None               None
Secretary,  Treasurer  and
Chief  Operating  Officer

Weiguo  Lang,  Director            One          None               None
and  Chairman

Lynn  Patterson, Former            One          None               None
Director
                                     31

ITEM  10.     Executive  Compensation

The following table sets forth certain information as to the Company's executive officers for the Company's fiscal years ended December 31, 2001, 2000 and 1999. These individuals are referred to in this section entitled Executive Compensation as our named executive officers. No other compensation was paid to any of our named executive officers other than the cash and stock option compensation set forth below.


--------------------------------------------------------------------------------

                           ANNUAL  COMPENSATION  TABLE

--------------------------------------------------------------------------------
                         ANNUAL COMPENSATION       LONG TERM COMPENSATION
                    ----------------------------  ------------------------
                                          Other                             All
                                          Annual                           Other
                                            Com-  Restric-                  Com-
                                            pen-  ted     Options/          pen-
                                            sa-   Stock   SARs*   LTIP      sa-
Name      Title      Year  Salary  Bonus    tion  Awarded   (#)   payouts($)tion
----      -----      ----  ------  ------ ------- ------- ------- --------- ----
FREDRIC   Director   2001 $300,000 $60,000      0       0 100,000        0     0
MANN      and        2000 $120,000       0      0       0      0         0     0
(1)       President  1999       $0       0      0       0      0         0     0
          Chief
          Financial
          Officer
          Chief
          Executive
          Officer

PAUL      Director,  2001 $120,000  0           0       0  75,000        0     0
SCHWARTZ  Secretary  2000   $0      0           0       0      0         0     0
(2)       Executive  1999   $0      0           0       0      0         0     0
          Vice-
          President
          Treasurer
          and Chief
          Operating
          Officer

WEIGUO    Director   2001 $120,000  0           0       0 100,000        0     0
LANG                 2000 $120,000  0           0       0      0         0     0
(3)                  1999   $0      0           0       0      0         0     0



Notes:

(1) Compensation attributed to Mr. Mann includes $120,000 paid by Qinnet Holdings to Mr. Mann as a consulting fee during the period from October 1, 2000 to December 31, 2000 and $360,000 paid and accrued by Qinnet Holdings to Mr.
Mann during the period from January 1, 2001 to December 31, 2001. Of the amount attributable to compensation in 2001, $240,000 was paid to Mr. Mann and $120,000 was accrued. See below under Executive Compensation - Compensation Arrangements.

(2) Compensation attributed to Mr. Schwartz includes $120,000 paid and accrued by Qinnet Holdings to Mr. Schwartz during the period from January 1, 2001 to December 31, 2001. Of the amount attributable to compensation in 2001, $80,000 was paid to Mr. Schwartz and $40,000 was accrued. See below under Executive Compensation - Compensation Arrangements.

(3) Compensation attributed to Mr. Lang includes $120,000 paid by Qinnet Holdings to Can Tech & Trade International Corp., a private company controlled by Mr. Lang, as a consulting fee during the period from January 1, 2000 to December 31, 2000 and $120,000 paid and accrued by Qinnet Holdings to Mr. Lang during the period from January 1, 2001 to December 31, 2001. See below under Executive Compensation - Compensation Arrangements.

STOCK  OPTION  GRANTS

The following table sets forth information with respect to stock options granted to each of our named executive officers during our most recent fiscal year ended December 31, 2001:





                     OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

                               (INDIVIDUAL GRANTS)


                           Number of
                          Securities       %  of  Total    Exercise   Expira-
                          Underlying      Options Granted  Price per  tion
Name                     Options Granted   to Employees    Share      Date
-----------------------  ----------------  -------------   ---------  ---------

FREDRIC R. MANN
Director and President
Chief Executive Officer
Chief Financial Officer      100,000         5.0%           $5.00   April 28,
                                                                       2005

PAUL SCHWARTZ
Director and Secretary,
Executive Vice-President,
Treasurer and Chief
Operating Officer             75,000         3.75%          $5.00   April 28,
                                                                      2005

WIEGUO LANG
Director and Chairman        100,000          5.0%          $5.00   April 28,
                                                                      2005

EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

None of the share purchase options held by our chief executive officer and our named executive officers were exercised during the year ended December 31, 2001.



            AGGREGATED  OPTION/SAR  EXERCISES  DURING  THE  LAST
          FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
                                                                   Value of
                                                                   unexercisable
                                                   Unexercised     In-The-Money
                                                   Options at      Options/SARs
                                                   Financial       at Financial
Name (#)                 Common Shares             Year-End (#)    Year-End ($)
                          Acquired on    Value     exercisable/    exercisable/
                         Exercise ($) Realized ($) unexercisable   unexercisable

FREDRIC R. MANN
Director and President
Chief Executive Officer
Chief Financial Officer      NIL           N/A         100,000        NIL/ N/A


PAUL SCHWARTZ
Director and Secretary,
Executive Vice-President,
Treasurer and Chief
Operating Officer            NIL           N/A          75,000         NIL/ N/A


WIEGUO LANG
Director and Chairman        NIL           N/A          100,000        NIL/ N/A





OUTSTANDING  STOCK  OPTIONS

The following table shows the issued and outstanding stock options held by our officers and directors, and by each person known by us to beneficially own more than 5% of our common stock as of April 8, 2002.



Name and Position           Exercise    No. of     Date       Vesting  Expriy
                            Price       Options    of Grant   Date     Date
------------------------------------------------------------------------------
FREDRIC MANN                $5.00       100,000    June 15,  June 15,  April 28,
Director, President                                  2001     2001      2005
Chief Executive Officer
Chief Financial Officer

PAUL SCHWARTZ               $5.00        75,000    June 15,   June 15, April 28,
Director, Secretary                                 2001       2001     2005
Executive Vice-President,
Treasurer, Chief Operating
Officer

WEIGUO LANG                 $5.00       100,000     June 15,  June 15, April 28,
Director and Chairman                                2001      2001     2005

MANAGEMENT  AGREEMENTS

Fredric Mann, our president and chief executive officer, provides his services to us pursuant to an employment agreement dated October 23, 2001. The employment agreement provides that we will pay Mr. Mann a base annual salary of $300,000 per year in consideration of Mr. Mann acting as president and chief executive officer on a permanent basis. Mr. Mann has also agreed to act as chief financial officer and general counsel until such positions are filled by the board of directors. The employment agreement also provides for a performance and merit based bonus to be not less than $60,000 for any year. In addition, we have agreed to grant to Mr. Mann options to purchase 100,000 shares of our common stock in each year of the term of the agreement. The employment agreement is for an initial three year term. We are entitled to terminate this agreement upon one month's prior written notice and the payment of one year's salary and minimum bonus.

Mr. Lang provides his services to us on a monthly consulting fee basis through a private consulting company controlled by Mr. Lang. We currently pay Can Tech & Trade International Corp. a consulting fee of $10,000 per month for Mr. Lang's services. We are currently negotiating with Mr. Lang for the execution of a definitive fixed term executive consulting agreement with Mr. Lang whereby Mr. Lang will continue to provide these services us.

Mr. Schwartz provides his services to us pursuant to a three year contract providing for a salary of $120,000 annually. The services provided by Mr. Schwartz to us include ensuring that proper corporate, financial and administrative records are maintained, supervising and advising on the conduct of financial affairs, and coordinating all auditing functions. Mr. Schwartz is currently paid a consulting fee of $10,000 per month by us and has been paid this consulting fee since January 1, 2001. We are currently negotiating with Mr. Schwartz for the execution of a definitive fixed term executive consulting agreement with Mr. Schwartz whereby Mr. Schwartz will continue to provide these services to us.

ITEM  11.     Security  Ownership  of  Certain  Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 8, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.



                       Name  and  address    Number of Shares   Percentage of
Title of class         of beneficial owner   of Common Stock    Common Stock(1)

Common Stock           FREDRIC R. MANN          820,000(2)         5.59%
                       President, Chief
                       Executive Officer
                       and Chief Financial
                       Officer
                       Director

Common Stock           PAUL  SCHWARTZ            525,000(3)       3.59%
                       Executive Vice-President,
                       Treasurer and Chief
                       Operating Officer
                       Director
                       2  Pine  Drive
                       Woodbury,  NY  11797

Common Stock           WEIGUO LANG              1,132,000(4)      7.72%
                       Director and Chairman
                       A22-Linda  Building
                       8  Dongtucheng  Street
                       Chaoyang  District,
                       Beijing
                       China  100013

Common Stock           All Officers and
                       Directors
                       as a Group (3 persons)   2,477,000        16.9%



(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.
Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 8, 2002. As of April 8, 2002, there were 14,568,004 shares of our common stock issued and outstanding.

(2) Includes 720,000 shares held by Fredric Mann and 100,000 shares that are subject to stock options that are exercisable currently or within sixty days.

(3) Includes 450,000 shares held by Paul Schwartz and 75,000 shares that are subject to stock options that are exercisable currently or within sixty days.

(4) Includes 1,032,000 shares held by Weiguo Lang and 100,000 shares that are subject to stock options that are exercisable currently or within sixty days.



CHANGE  IN  CONTROL

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

Mr. Paul Schwartz, our secretary treasurer, chief operating officer and a director, was issued 450,000 shares of our common stock on April 23, 2001 in consideration for his shares in Qinnet Holdings as part of our March 14, 2001 offer to acquire a majority interest in Qinnet Holdings. Mr. Schwartz transferred his 450,000 shares in Qinnet Holdings to us in consideration of one share of our common stock for each share of Qinnet Holdings held. All shares issued to Mr. Schwartz are restricted shares under the Securities Act.

Mr. Lynn Patterson, formerly one of our directors, was issued 105,000 shares of our common stock on June 8, 2001 in consideration for his shares in Qinnet Holdings as part of our May 23, 2001 offer to acquire the remaining interest in Qinnet Holdings. Mr. Patterson transferred his 100,000 shares in Qinnet Holdings to us in consideration of 1.05 shares of our common stock for each share of Qinnet Holdings held. All shares issued to Mr. Patterson are restricted shares under the Securities Act.

Mr. Fredric Mann, our president, chief executive officer, chief financial officer and one of our directors, was issued 720,000 shares of our common stock on April 23, 2001 in consideration for his shares in Qinnet Holdings as part of our March 14, 2001 offer to acquire a majority interest in Qinnet Holdings. Mr. Mann transferred his 720,000 shares in Qinnet Holdings to us in consideration of one share of our common stock for each share of Qinnet Holdings held. All shares issued to Mr. Mann are restricted shares under the Securities Act.

The number of shares held by each director and officer in Qinnet Holdings and the number of shares of our common stock that were issued on closing of our acquisition of Qinnet Holdings are summarized as follows:

-----------------------------------------------------------------------------
Name  of  Officer                    Number of
and Director                         Shares of               Number of
and Position                  Qinnet Holdings Corp. Held     Shares Issued
-----------------------------------------------------------------------------
Weiguo Lang                            NIL                         NIL
President and Director

Paul Schwartz                      450,000 Shares           450,000 Shares
Secretary, Treasurer
and Director

Lynn Patterson                     100,000 Shares           105,000 Shares
Former Director

Fredric Mann                        720,000 Shares          720,000 Shares
Director

-----------------------------------------------------------------------------


Each of our directors and officers who was also a director or officer of Qinnet Holdings was granted options to purchase shares of Qinnet Holdings. Subsequent to the acquisition of Qinnet Holdings, we granted to our directors and officers options to purchase shares of our common stock in consideration of the cancellation of their options to purchase shares of common stock of Qinnet Holdings. These options are generally on the same terms and conditions as the options to purchase Qinnet Holdings shares previously held by each director and officer. The following table shows the options granted to our directors and officers in consideration of the cancellation of their options to purchase shares of the common stock of Qinnet Holdings:





Name and Position           Exercise    No. of     Date       Vesting  Expriy
                            Price       Options    of Grant   Date     Date
------------------------------------------------------------------------------
FREDRIC MANN                $5.00       100,000    June 15,  June 15,  April 28,
Director, President                                  2001     2001      2005
Chief Executive Officer
Chief Financial Officer

PAUL SCHWARTZ               $5.00        75,000    June 15,   June 15, April 28,
Director, Secretary                                 2001       2001     2005
Executive Vice-President,
Treasurer, Chief Operating
Officer

WEIGUO LANG                 $5.00       100,000     June 15,  June 15, April 28,
Director and Chairman                                2001      2001     2005

LYNN PATTERSON              $5.00        50,000      June 15,  June 15, April 28
Former Director                                       2001      2001     2005
                            $5.00        25,000      June 15,  June 15, April 28
                                                      2001      2001     2005
                            $5.00        25,000      June 15,  June 15, April 28
                                                      2001      2001     2005

The options granted to Mr. Patterson have subsequently been terminated in accordance with Mr. Patterson's stock option agreement with us as a result of his resignation as a director.

------------------------------------------------------------------------------

Each of our directors and officers, other than Fredric Mann, is a director of Qinnet Holdings. Mr. Weiguo Lang is the president and director of the company and Qinnet Holdings. Mr. Paul Schwartz, our secretary and treasurer and a director, is the secretary and treasurer of Qinnet Holdings.

Mr. Lang provides his services to us on a monthly consulting fee basis through a private consulting company controlled by Mr. Lang. The services provided by Mr. Lang to Qinnet Holdings include exercising general direction and supervision over its business. Qinnet Holdings currently pays Can Tech & Trade International Corp. a consulting fee of $10,000 per month for Mr. Lang's services. Qinnet Holdings is currently negotiating with Mr. Lang for the execution of a definitive fixed term executive consulting agreement with Mr. Lang whereby Mr. Lang will continue to provide these services to Qinnet Holdings.

Mr. Schwartz provides his services to us for a three-year term at a salary of $120,000 per year. The services provided by Mr. Schwartz include ensuring that proper corporate, financial and administrative records are maintained, supervising and advising on the conduct of financial affairs, and coordinating all auditing functions.

We entered into an employment agreement dated October 23, 2001 with Mr. Fredric Mann, our president and chief executive officer. See Item 10. Executive Compensation - Management Agreements.

Mr. Patterson, a former director, was paid a monthly fee of $3,500 per month by Qinnet Holdings up to November 30, 2000 in consideration for business development work provided by Mr. Patterson. Mr. Patterson resigned as a director in 2001.

GSG Global Synergy Group, of which Paul Schwartz was president until December 31, 2000, was paid a consulting fee of $20,000 per month from May 1, 2000 to December 31, 2001. Under this agreement, GSG provides us with funding, investor relations and accounting consulting services.

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

Shenyang  Qinnet

Qinnet Beijing, one of our Chinese subsidiaries, entered into a joint venture arrangement with Shenyang Brainn Information Co., Ltd. ("Braininfo.com") of Shenyang, China. Qinnet Beijing and Braininfo.com have established a joint venture corporation called Shenyang Qinnet-Brainn Information Technologies Co., Ltd. ("Shenyang Qinnet") to develop and market Internet services in Shenyang, China. Shenyang Qinnet is in the business of providing Internet web site design, e-commerce and related customer and technical support services. Mr. Weiguo Lang, one of our directors, is the registered owner of a 51% interest in Shenyang Qinnet. Ownership is in the name of Mr. Lang to comply with the laws and regulations of the PRC. Mr. Lang has granted to Qinnet Beijing an option to purchase Mr. Lang's 51% interest in Shenyang Qinnet at a price equal to 50,000 RMB (equal to approximately US $6,200 as of December 31, 2001). This option is exercisable by Qinnet Beijing for a five-year term expiring on March 24, 2005. The option arrangement has been structured to enable Qinnet Beijing to comply with PRC foreign ownership laws and restrictions. The option is transferable by Qinnet Beijing to give flexibility in structuring its ownership arrangement. Qinnet Holdings anticipates that the foreign ownership laws of the PRC may change prior to the expiry of the option period or the option will be extended. Beijing Qinnet provided funds used by Mr. Lang to acquire his interest in Shenyang Qinnet. We have determined not to proceed with the business activities of Shenyang Qinnet.

Tianjin  Qinnet

Qinnet Beijing has entered into a joint venture arrangement with Tianjin Xiandao Information Network Co., Ltd. ("Tjvan.com") of Tianjin, China. Qinnet Beijing and Tjvan.com have established a joint venture corporation known as Tianjin QinNet Xiandao Information Technology Co., Ltd. (Tianjin QinNet) to own and operate an Internet service provider business in Tianjin, China. Mr. Weiguo Lang, one of our directors, is the registered owner of a 70% interest of Tianjin QinNet and Tjvan.com owns the balance of 30% of Tianjin QinNet. Ownership is in the name of Mr. Lang to comply with the laws and regulations of the PRC. Mr. Lang has granted to Qinnet Beijing an option to purchase Mr. Lang's 70% interest in Tianjin Qinnet at a price equal to 70,000 RMB (equal to approximately US $8,700 as of December 31, 2001). This option is exercisable by Qinnet Beijing for a five year term expiring on March 24, 2005. The option arrangement has been structured to enable Qinnet Beijing to comply with PRC foreign ownership laws and restrictions. The option is transferable by Qinnet Beijing to give flexibility in structuring its ownership arrangement. Qinnet Holdings anticipates that the foreign ownership laws of the PRC may change prior to the expiry of the option period or the option will be extended. Qinnet Beijing provided funds used by Mr. Lang to acquire his interest in Tianjin Qinnet. We have determined not to proceed with the business activities of Tianjin Qinnet.

ITEM  13.     Exhibits,  Financial  Statement  Schedules and Reports on Form 8-K

(a)     Exhibits

The following exhibits are either provided with this Report or are incorporated herein by reference:

Exhibit  Number      Description  of  Exhibit
---------------      ------------------------

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

Exhibit 3.5: Certificate of Amendment of Certificate of Incorporation amending Article 5. (1)

Exhibit 3.6: Certificate of Amendment of Certificate of Incorporation amending Article IV. (1)

Exhibit 3.7: Certificate of Amendment of Certificate of Incorporation changing the Corporation's name from "TeleSpace Limited" to "qinnet.com, Inc."(1)

Exhibit  3.8:        By-Laws  of  Qinnet,  as  amended  (1)

Exhibit  3.9:        Restated  Certificate  of  Incorporation filed
                     August 13, 2001(5)

Exhibit 10.1: Agreement dated August 18, 2000 between Qinnet.com, Inc. and Liaoning Publishing Group of Companies(2)

Exhibit 10.2: Memorandum of Understanding dated January 8, 2001 between Qinnet.com, Inc. and PowerNet USA Ltd. (3)

Exhibit 10.3: Offer of Qinnet.com to the Accredited United States Shareholders of Qinnet Holdings dated
                     March  14, 2001  (3)

Exhibit 10.4: Offer of Qinnet.com to non-Canadian Foreign Shareholders of Qinnet Holdings dated March 14, 2001 (3)

Exhibit 10.5: Form of Offer of Qinnet.com to the Remaining Shareholders of Qinnet Holdings dated May 23, 2001(4)

Exhibit 10.6: Employment Agreement dated October 23, 2001 between Q-Net Technologies, Inc. and Fredric Mann(6)

(1) Previously filed as an exhibit to Qinnet.com's Current Report on Form 8-K filed on April 14, 2000 and incorporated herein by reference.

(2) Previously filed as an exhibit to Qinnet.com's Quarterly Report on Form 10-QSB filed on November 14, 2000 and incorporated herein by reference.

(3) Previously filed as an exhibit to Qinnet.com's Current Report on Form 10-KSB filed on April 2, 2000 and incorporated herein by reference.

(4) Previously filed as an exhibit to Qinnet.com's Current Report on Current Report on Form 8-K filed on July 9, 2001 and incorporated herein by reference.

(5)     Previously  filed  as  an exhibit to Qinnet.com's Current Report on Form
10-QSB Quarterly Report filed on August 17, 2001 and incorporated herein by reference.

(6)     Filed  as  an  exhibit  to  this  Form  10-KSB  annual  report.


(b)     Reports  on  Form  8-K

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

Q-NET  TECHNOLOGIES,  INC.


By:  ___________________________________
     Fredric  R.  Mann,  President
     Chief  Executive  Officer
     Chief  Financial  Officer
     Director

Date:     April  16,  2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  ___________________________________
     Fredric  R.  Mann,  President
     Chief  Executive  Officer
     Chief  Financial  Officer
     (Principal  Executive  Officer)
     (Principal  Financial  Officer  and  Principal  Accounting  Officer)
     Director
     Date:     April  16,  2002



By:  ___________________________________
     Paul  Schwartz,  Secretary  and  Treasurer,
     Chief  Operating  Officer  and  Director
     Date:     April  16,  2002



By:  ___________________________________
     Weiguo  Lang
     Director
     Date:     April  16,  2002