Form 10QSB
period 2002-03-31
QINNET COM INC
filed 2002-05-20
CIK 1100891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  transition  periodto


          Commission  File  Number     0-28659
                                       -------

                            Q-NET TECHNOLOGIES, INC.
               __________________________________________________
        (Exact name of small Business Issuer as specified in its charter)

     Delaware                                       75-2610514
--------------------------------                    ----------------------------
(State  or other jurisdiction of                    (IRS Employer Identification
incorporation  or  organization)                    No.)


Suite 3500, 1600 Market Street
Philadelphia, Pennsylvania                          19103
-------------------------------------------         ---------
(Address  of  principal  executive  offices)       (Zip  Code)

Issuer's telephone number, including area code:    (215) 751-2198


                                QINNET.COM, INC.
                        Suite 206, 4505 Las Virgines Road
                              Calabasas, CA  91302
      _____________________________________________________________________
   (Former name, former address and former fiscal period, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [    ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,568,004 shares of $0.00001 par value common stock outstanding as of May 15, 2002.

PART  1  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                        Q-NET  TECHNOLOGIES,  INC.
                                       (formerly Qinnet.com, Inc.)
                                     (a development stage company)
                                      CONSOLIDATED BALANCE SHEETS


                                                                       March 31,    December 31,
                                                                         2002           2001
------------------------------------------------------------------------------------------------

ASSETS                                                                (Unaudited)

Current assets
  Cash and cash equivalents                                           $   385,442   $   367,807
  Short term investments                                                1,999,995     1,999,995
  Trade accounts receivable, net of allowance for doubtful
    accounts of $120,621 in 2002 and $83,254 in 2001                      217,925       218,220
  Prepaid expenses and other current assets                               130,695       149,499
                                                                      ------------  ------------
Total current assets                                                    2,734,057     2,735,521
Property and equipment, net                                               193,746       202,640

Loan and interest receivable                                              113,008       111,258
                                                                      ------------  ------------
                                                                          306,754       313,898
                                                                      ------------  ------------
                                                                      $ 3,040,811   $ 3,049,419
                                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and other accrued liabilities                      $   668,530   $   592,756
  Note payable to bank                                                  1,932,800     1,932,960
                                                                      ------------  ------------
Total current liabilities                                               2,601,330     2,525,716
Minority interest                                                         125,629        98,488
Commitments and contingencies                                                   -             -
Stockholders' Equity
  Preferred Stock : $0.00001 par value
    Authorized : 100,000,000
    Issued and outstanding : nil                                                -             -
  Common Stock : $0.00001 par value
    Authorized : 100,000,000
    Issued and outstanding : 14,568,004 at March 31, 2002
                             and 14,429,247 at December 31, 2001              145           144
  Additional paid in capital                                            9,013,971     8,681,154
  Accumulated deficit                                                  (8,712,122)   (8,267,439)
  Accumulated other comprehensive income                                   11,858        11,356
                                                                      ------------  ------------
Total Stockholders' Equity                                                313,852       425,215
                                                                      ------------  ------------
                                                                      $ 3,040,811   $ 3,049,419
                                                                      ============  ============

                        See accompanying condensed notes
                                       3

                               Q-NET  TECHNOLOGIES,  INC.
                              (formerly Qinnet.com, Inc.)
                             (a development stage company)
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                                  Cumulative
                                                from inception     Three Months Ended
                                                (May 31, 1989)   ----------------------
                                                    through      March 31,   March 31,
                                                March 31, 2002     2002        2001
---------------------------------------------------------------------------------------
Revenue                                         $   800,708   $    64,334   $   143,618
Cost of revenue                                     749,510        55,527       114,623
                                                ------------  ------------  ------------
        Gross profit                                 51,198         8,807        28,995
                                                ------------  ------------  ------------

Expenses
  General and administrative                      4,454,485       158,429       230,941
  Management consulting                           2,014,575       236,110       251,390
  Marketing expenses                                500,354        13,061        33,313
  Impairment of investments in joint ventures     1,168,955             -             -
  Reorganization costs                              333,000             -             -
  Start-up cost of joint venture                    427,834        67,964        53,172
                                                ------------  ------------  ------------
                                                  8,899,203       475,564       568,816
                                                ------------  ------------  ------------

Operating loss                                   (8,848,005)     (466,757)     (539,821)

Other income (expense)
  Interest income                                   260,473        28,342        40,122
  Interest expense                                 (214,387)      (25,931)      (29,097)
  Foreign exchange loss                             (61,614)         (720)       (8,457)
                                                ------------  ------------  ------------

Loss before minority interest                    (8,863,533)     (465,066)     (537,253)
Minority interest in net loss of subsidiary         151,411        20,383        20,302
                                                ------------  ------------  ------------

Net loss                                        $(8,712,122)  $  (444,683)  $  (516,951)
                                                ============  ============  ============

Basic and diluted net loss per share                          $     (0.03)  $     (0.04)
                                                              ============  ============

Weighted average shares outstanding                            14,541,794    14,429,247
                                                              ============  ============



                        See accompanying condensed notes
                                       4

                                     Q-NET  TECHNOLOGIES,  INC.
                                    (formerly Qinnet.com, Inc.)
                                   (a development stage company)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                             Cumulative
                                                                from
                                                              inception       Three Months Ended
                                                            (May 31, 1989)  ------------------------
                                                               through       March 31,    March 31,
                                                            March 31, 2002     2002         2001
----------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                    $(8,712,122)  $(444,683)  $ (516,951)
  Adjustments to reconcile net loss to net cash
    used in operating activities :
      Depreciation and amortization                                85,833      13,633       10,464
      Minority interest in net loss of subsidiary                (151,411)    (20,383)     (20,302)
      Non-monetary compensation expense                         2,872,100           -            -
      Reorganization costs                                        283,000           -            -
      Impairment of investments in joint ventures               1,168,955           -            -
      Changes in assets and liabilities :
        (Increase) decrease in trade accounts receivable         (218,174)        295     (180,583)
        (Increase) decrease in prepaid expenses and
        other current assets                                     (134,566)     18,804      (78,282)
        Increase in accounts payable and accrued liabilities      647,263      92,523       88,850
                                                              ------------  ----------  ------------
          Net cash used in operating activities                (4,159,122)   (339,811)    (696,804)
                                                              ------------  ----------  ------------
Cash flows from investing activities
  Purchases of property and equipment                            (279,579)     (4,739)      (9,134)
  Purchases of short term investments                          (1,999,653)          -      (27,641)
  Advances under note receivable                                 (107,000)          -       (1,771)
                                                              ------------  ----------  ------------
         Net cash used in investing activities                 (2,386,232)     (4,739)     (38,546)
                                                              ------------  ----------  ------------
Cash flows from financing activities
  Investment from minority interest shareholders                  277,040      47,524            -
  Deposits on investments                                      (1,130,939)          -       14,782
  Proceeds from notes payable to bank                           1,932,480           -            -
  Receipt of stock subscription                                    50,000           -            -
  Issuance of common stock                                      5,790,517     314,319            -
                                                              ------------  ----------  ------------
         Net cash provided by financing activities              6,919,098     361,843       14,782
                                                              ------------  ----------  ------------

Effect of exchange rate changes on cash                            11,698         342        6,222
                                                              ------------  ----------  ------------

Increase (decrease) in cash and cash equivalents                  385,442      17,635     (714,346)

Cash and cash equivalents - beginning of period                         -     367,807    2,463,940
                                                              ------------  ----------  ------------

Cash and cash equivalents - end of period                     $   385,442   $ 385,442   $1,749,594
                                                              ============  ==========  ============

Supplemental information :
Cash paid for :
    Interest                                                  $   214,387   $  25,931   $   29,097
    Income taxes                                              $         -   $       -   $        -
Noncash financing activities :
    Common stock issued for costs associated with
    common stock unit sale                                    $    18,499   $  18,499   $        -




                        See accompanying condensed notes
                                       5

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                         (a  development  stage  company)

             CONDENSED  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                             March 31, 2002 and 2001
                                   (Unaudited)


NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the management all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These consolidated financial statements and accompanying condensed notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2001 included in its Annual Report on Form 10-KSB.

The unaudited consolidated financial statements include the accounts of Q-Net Technologies, Inc. ("the Company"), its wholly owned subsidiary companies, Qinnet Holdings Corp. ("Qinnet Holdings"), Beijing Qinnet Electronic Technologies Co. Ltd. ("Beijing Qinnet"), Qincom Networks Inc. ("Qincom"), Internet Corporation of America ("ICA") and its 70% owned subsidiary, Liaoning Qinnet E-book Technology Co. Ltd. ("Qinnet E-book"). The Company accounts for the remaining 30% interest in Qinnet E-book as minority interest in the accompanying consolidated financial statements. All significant inter-company transactions and accounts have been eliminated.

In June 2001, the Company completed its merger with Qinnet Holdings, in which Qinnet Holdings became a wholly-owned subsidiary of the Company. The Company exchanged approximately 13 million shares of common stock for all of the outstanding common shares of Qinnet Holdings. See Note B for additional information. Due to common management and shareholders of the Company and Qinnet Holdings, the merger was accounted for using historical costs in a manner similar to pooling-of-interests method of accounting. Under this method, the assets, liabilities and stockholders' equity of the acquired entities are combined with the Company's respective accounts at recorded book value. The accompanying financial statements and footnotes have been restated to include the operations of Qinnet Holdings for all periods presented.

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                         (a  development  stage  company)

               NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                             March 31, 2002 and 2001
                                   (Unaudited)


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

The Company entered into a joint venture agreement dated July 11, 2000 with Liaoning Education Press ("LEP"), a wholly owned subsidiary operation of Liaoning Publishing Group of Companies ("LPG"), to carry out a joint venture electronic book publishing, manufacturing and distribution business in the People's Republic of China ("PRC"). A joint venture company, Liaoning Qinnet E-book Technologies Co., Ltd. ("Qinnet E-book"), was incorporated in accordance with the Enterprise Laws of the PRC. The Company and LPG have agreed to contribute $3,000,000 and $2,000,000 in Qinnet E-book, respectively. The joint venture will be for an initial term of 20 years and will become effective upon the approval of the PRC government authorities. As of March 31, 2002, the Company has contributed $280,000 to Qinnet E-book as its initial start-up capital and advanced $170,800 to Qinnet E-book to fund the Company's portion of the joint venture expenses.

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

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                           (a  development  stage  company)

                NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                             March 31, 2002 and 2001
                                   (Unaudited)


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

Beijing Qinnet participates in two joint venture agreements with Chinese internet companies and has options to purchase equity interests in these joint ventures. These two joint ventures are carried out by two operating corporations, Tianjin Xiaodao Information Network Co. Ltd. ("Tianjin Qinnet") and Shenyang Qinnet Brainn Informerce Co. Ltd. ("Shenyang Qinnet"). Shenyang Qinnet is in the business of providing internet web site design, e-commerce, customer and technical support services. Tianjin Qinnet is in the business of providing internet access services. Currently, Mr. Weiguo Lang, the Chairman and a director of the Company, is the registered owner of 51% ownership interest in Shenyang Qinnet and 70% ownership interest in Tianjin Qinnet as the current investment regulations in the PRC do not permit foreign ownership of PRC entities operating directly in the telecom and related industries. Beijing Qinnet provided funds of $1,168,955 to purchase Mr. Lang's equity interests in these joint ventures. Exercise of the first option would transfer 51% ownership of Shenyang Qinnet to Beijing Qinnet and would require the payment of RMB50,000 or approximately $6,040. Further, Beijing Qinnet has the option to increase its ownership interest in this joint venture to 70% for an additional $200,000. Exercise of the other option would transfer 70% ownership of Tianjin Qinnet to Beijing Qinnet and would require the payment of RMB70,000 or approximately $8,460. The option agreements have a five-year term expiring on March 24, 2005. The option arrangements have been structured to enable Beijing Qinnet to comply with PRC foreign ownership laws and restrictions. The option is transferable by Beijing Qinnet to give flexibility in structuring its ownership arrangement. The Company anticipates that the foreign ownership laws of the PRC may change prior to the expiration of the option period or the options might be extended.

During the fourth quarter of 2001, the Company determined that the business opportunity presented by Tianjin and Shenyang operations, when compared to the opportunities in the digital publishing and TCS technology, did not possess the substainable competitive advantages that are exhibited by the newer technologies. In view of the limited capital resources, the Company decided to preserve its capital for investments in the Qinnet E-Book and the development of TCS technology. The Company is in the process of winding down the business operations of Tianjian Qinnet and Shenyang Qinnet in an orderly manner. The Company provided for an impairment loss of $1,168,955 to the investments in these projects in the fourth quarter of 2001.

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                          (a  development  stage  company)

                NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                             March 31, 2002 and 2001
                                   (Unaudited)


NOTE  B  -  DESCRIPTION  OF  BUSINESS  -  Continued

The Company is a development stage enterprise as its primary business objectives have not been fully developed. The Company is focusing its resources on developing Qinnet E-Book and the TCS technology, which have not generated any revenues. Management anticipates that revenues from operations will initially be insufficient to cover these development expenses. As a result, the Company is fully dependent upon management and significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity until commencement of operations. There is no assurance that the Company will be able to raise the necessary capital to fund its initial and continuing operations.


NOTE  C  -  REVENUES

The Company's revenue is derived from the sale of voice over internet protocol long distance telephone services on a wholesale basis. Revenue is recognized upon delivery of the services. The Company had one significant customer during the three-month period ended March 31, 2002, and the Company does not consider its internet phone service its primary business.


NOTE  D  -  RELATED  PARTY  TRANSACTIONS

During the three-month periods ended March 31, 2002 and 2001, the Company incurred management and consulting fees of $150,000 and $150,000, respectively, to the directors of the Company.


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

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                          (a  development  stage  company)

               NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                             March 31, 2002 and 2001
                                   (Unaudited)


NOTE  F  -  NOTES  PAYABLE  TO  BANK  AND  SHORT  TERM  INVESTMENTS

The fixed term deposit amounting to US$ 1,999,995 (RMB 16,556,159) has been pledged to a bank to secure bank loans of RMB 16,000,000. The deposit accrues interest at 5.3125%. These short-term investments are denominated in U.S. dollars and are used as collateral for the Company's notes payable with the bank, which provides RMB for local purposes.

One of the bank loans of RMB 8,000,000 with an interest rate of 5.04% per annum is payable on October 16, 2002. The other bank loan of RMB 8,000,000 with an interest rate of 5.85% per annum is payable on December 14, 2002. The notes are rolled over upon maturity.


NOTE  G  -  STOCKHOLDERS'  EQUITY

In January 2002, the Company completed the sale of 132,150 stock units at a price of $2.80 per unit for gross proceeds of $370,020. Each unit consists of one share of the Company's common stock and one stock warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.80 per share and expire on January 30, 2004. The Company incurred stock issuance costs of $55,503, of which $37,004 was paid in cash and the remaining $18,499 was paid through the issuance of 6,607 stock units with the same terms.

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


PLAN  OF  OPERATIONS

Our plan of operations over the next twelve months includes the following elements, subject to us achieving the required financing:

1.     Electronic  Book  Publishing
       ----------------------------

The primary focus of our plan of operations over the next twelve months is to pursue our activities in Liaoning Qinnet. We plan to advance the balance of $2,600,000 to Liaoning Qinnet to fund our portion of the joint venture expenses during the next twelve months. This will allow us to expedite the roll out of the Q-Reader in China and to supply the funds necessary to complete the design and initiate the production of the second generation product, the e-Bag. This is a wireless device that will enable a student to inexpensively interface with the main server of a school or university, as well as providing all of the features of the Q-Reader.

2.     Thin-Client  Server  Technology
       -------------------------------

We plan to continue development of our thin-client server technology. Our ability to implement our plan of operations for the development of our thin-client server technology business is subject to our ability to raise additional financing. We plan to spend $800,000 on the TCS project within the next twelve months. These funds will be directed to complete and refine terminal development, marketing and sales activities. With continued terminal development, the line will be expanded to include more features. We also plan to incorporate the TCS platform into a wireless model of the Q-Reader. In addition, we plan to establish a centrally located server system that will accommodate up to 10,000 subscribers in a Wide Area Network environment. The amount of funds that we propose to spend on developing this business will depend upon the amount of funds, if any, available from any financing that we are able to achieve and our subsequent determination based on priorities and business opportunities.

3.     QinTop  Communication  Network
       ------------------------------

We do not plan to continue the operations of the QinTop Communication Network, as we have determined to direct our corporate resources to other areas of our operations.

4.     Tianjin  Qinnet
       ---------------

We have discontinued our previously disclosed plan of operations for Tianjin Qinnet due to market conditions affecting Internet related services. This was our first entry into the Chinese market at a time when Internet services were unique. Since that time, Internet services have become virtual commodities and pricing very competitive resulting in significantly reduced margins. Accordingly, the Company is in the process of winding down operations. Any funds recoverable from the net assets, if any, will be invested in the activities described above.

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

We plan to spend approximately $3,380,000 over the next twelve months in order to pursue our plan of operations, provided we achieve the required financing. We anticipate spending approximately half of this amount over the next six months if the required financing is achieved. We had cash in the amount of $385,442 and working capital in the amount of $132,727 as of March 31, 2002.
Accordingly, we will require significant amounts of additional financing in order to complete our plan of operations. We will plan our expenditures around our capital resources in order to maintain our operations. The amount of expenditures may vary if: (i) we determine to reduce or expand our plan of operations; (ii) the actual costs incurred in pursuing our stated plan of operations are greater or less than anticipated; or (iii) we are not successful in achieving revenues upon completion of our stated plan of operations. While we are currently in discussions to secure additional financing, we do not have any arrangement in place for any debt or equity financing which would enable us to achieve additional financing. There is no assurance that we will be able to secure the required additional financing. There is no assurance that completion of our stated plan of operations will successfully generate the planned revenues or that any revenues generated will be sufficient to fund future operations.

We hired a full-time chief executive officer in the third quarter of 2001. We plan on hiring a full-time chief financial officer in third quarter of 2002. We currently employ approximately 82 people in our operations, mostly in the People's Republic of China. We anticipate that we will hire additional employees over the next twelve months if we achieve the financing necessary to implement our plan of operations. Of these additional employees, a majority is anticipated to be located in China. We also plan to expand our management team in North America and China.

Our business plan may differ from our stated plan of operations. We may decide not to pursue all or part of our stated plan of operations. In addition, we may modify our stated plan of operations if actual costs are greater than anticipated, if we are not able to achieve financing or if we secure financing in order to expand or accelerate our plan of operations.

RESULTS  OF  OPERATIONS

We completed the acquisition of a 100% interest in Qinnet Holdings during the second quarter of 2001. We completed this acquisition in consideration of the issuance by us of 13,128,750 shares of our common stock to the shareholders of Qinnet Holdings. Due to the common management and shareholders of Q-Net Technologies, Inc. and Qinnet Holdings, the acquisition was accounted for using historical cost in a manner similar to pooling-of-interests method of accounting. Under this method, the assets, liabilities and stockholders' equity of the acquired entities are combined with the Company's respective accounts and recorded at book value. The financial statements and footnotes included with this Form 10-KSB Quarterly Report have been restated to include the operations of Qinnet Holdings and its subsidiaries for all periods presented.

The unaudited interim financial statements included with this Form 10-QSB Quarterly Report include Q-Net Technologies, Inc. and each of our subsidiaries. These subsidiaries include our 100% owned subsidiaries, Qinnet Holdings Corp., Beijing Qinnet Electronic Technologies Co. Ltd. (a subsidiary of Qinnet Holdings), Qincom Networks Inc. and Internet Corporation of America, and our 70% owned subsidiary, Liaoning Qinnet E-book Technology Co. Ltd. These consolidated financial statements do not include the accounts of our Tianjin Qinnet or Shenyang Qinnet joint ventures, which are accounted for using the cost method.

Revenues

We earned revenues in the amount of $64,334 during the three months ended March 31, 2002, compared to revenues in the amount of $143,618 for the three months ended March 31, 2001, representing a decrease of revenues in the amount of $79,284 or 55%. Substantially all revenues were derived from our Internet telephone services provided by QinCom Networks. Revenues from our Internet telephone services declined as a result of our termination of a major customer due to a default in payment. The Company is pursuing legal action to recover the amount owed by the customer. Further, we have curtailed our marketing activities for Internet telephone services as a result of this default.

We did not earn any revenues from our Liaoning Qinnet joint venture or any thin-client server operations during the three months ended March 31, 2002. We have determined to terminate our Internet phone service operations during 2002. Accordingly, there is no assurance that we will continue to achieve revenues from Internet phone services during 2002. Further, there is no assurance that we will be able to generate revenues from our other business operations
                                       12
during 2002 other than the sale of the 100 Q-Readers that have been funded earlier, although we are optimistic that a number of our Q-Reader's that have been pre-ordered will result in further sales. There can be no assurance that further revenues will be generated due to our current lack of financing, the development costs associated with our Liaoning Qinnet Q-Reader joint venture and our thin-client server and solutions software businesses, and our determinations not to proceed with the QinTop, Tianjin Qinnet and Shenyang Qinnet businesses.

Our cost of revenues for the three months ended March 31, 2002 was $55,527, representing 86% of total revenues. Our cost of revenues for three months ended March 31, 2001 was $114,623, representing 80% of total revenues. The cost of revenues is primarily attributable to telecommunication expenses incurred in connection with the provision of Internet phone services by Qincom Networks.

Our gross profit for the three months ended March 31, 2002 was $8,807, compared to a gross profit of $28,995 for the three months ended March 31, 2001. Our gross profit was attributable entirely to our Qincom Networks Internet phone services.

Operating  Expenses

Our  operating  expenses  decreased to $475,564 for the three months ended March
31, 2002, compared to $568,816 for the three months ended March 31, 2001, representing a decrease of $93,252 or 16%. The decrease in our operating expenses was primarily attributable to a reduction in general and administrative expenses.

Our general and administrative expenses decreased to $158,429 for the three months ended March 31, 2002 from $230,941 for the three months ended March 31, 2001. This decrease was primarily attributable to management curtailing expenses in order to direct financial resources to the continued development of our operations. If we are not successful in achieving additional financing, we anticipate our general and administrative expenses will decrease as we will be forced to scale back our operations.

Our consulting expenses, which included management contracts, decreased to $236,110 for the three months ended March 31, 2002 from $251,390 for the three months ended March 31, 2001, representing a decrease of $15,280 or 6%.

Our marketing expenses decreased to $13,061 for the three months ended March 31, 2002, compared to $33,313 for the three months ended March 31, 2001 due to our decision to scale back our operations during the first quarter of 2002.

We incurred costs in the amount of $67,694 related to the operation of our Liaoning Qinnet joint venture during the three months ended March 31, 2002. We anticipate the amount expended on this joint venture will increase if we are able to achieve the financing required to enable us to meet our funding obligations under this joint venture.

Net  Loss

We incurred a net loss in the amount of $444,683 for the three months ended March 31, 2002, compared to a net loss of $516,951 for the three months ended March 31, 2001. The decrease
                                       13
to our loss in the amount of $72,268 was primarily attributable to our decreased general and administrative expenses.

Liquidity  and  Capital  Resources

We had cash in the amount of $385,442 as of March 31, 2002, compared to cash of $367,807 as of December 31, 2001. We had working capital in the amount of $132,727 as of March 31, 2002, compared to working capital in the amount of $209,805 as of December 31, 2001.

Cash used by us in operating activities decreased to $339,811 for the three months ended March 31, 2002, compared to $696,804 for the three months ended March 31, 2001. Cash used in operating activities of $339,811 was primarily attributable to our net loss of $444,683 and an increase in current liabilities in the amount of $92,523.

Cash provided by financing activities increased to $361,843 for the three months ended March 31, 2002 compared to $14,782 for the three months ended March 31, 2001. The increase in cash provided by financing activities was attributable to sales of our common stock. We completed sales of 132,150 shares and 132,150 share purchase warrants for net cash proceeds of $314,319 during the three months ended March 31, 2002.

We currently have options to purchase a total of 235,000 shares of our common stock outstanding at a price of $10.00 per share and options to purchase 1,610,000 shares of our common stock at a price of $5.00 per share. None of these options have been exercised as of May 15, 2002.

We will require additional capital if we are to complete our stated plan of operations. Our plan of operations calls for us to spend approximately $3,380,000 over the next twelve months, if we achieve the required financing. Our current monthly operating expenses are approximately $150,000 per month. Our current cash reserves are sufficient to enable us to operate for an additional two months, assuming that our expenses remain constant and we do not fully implement our plan of operations. Accordingly, we will require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or placement of convertible debt. We are presently in the process of negotiating private placements of our securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our marketing and sales efforts and may implement additional actions to reduce expenditures, including withdrawing from our joint ventures, reducing staff, reducing the level of services, selling assets, disposing of business units or suspending some or all of our operations.

While we anticipate that we will continue to incur losses during the next two quarters, we anticipate positive cash flow in the fourth quarter based on anticipated sales, provided we achieve the necessary funding to execute our plan of operations.

We anticipate that we will continue to incur losses for the foreseeable future based on our expectation that we will incur substantial marketing and operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


Item  2.  Changes  in  Securities

During our fiscal quarter ended March 31, 2002, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933:

We completed the sale of 132,150 units on January 24, 2002 at a price of $2.80 per unit for gross proceeds of $370,020. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share our common stock at a price of $2.80 per share for a two year period following the closing. A total of 132,150 shares and 132,150 share purchase warrants were issued. The purchasers consisted of a total of seven purchasers. An aggregate of 6,607 units were issued and $37,003 paid in respect of commissions and fees in connection with the offering. All sales were completed pursuant to Rule 506 of Regulation D of the Act to persons who are "accredited investors", as defined in Rule 501 of Regulation D.


Item  3.  Defaults  upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending March 31, 2002.


Item  5.  Other  Information

None.


Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

Exhibit  99.1          Risk  Factors

REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during our first quarter ended March 31, 2002.
                                       15

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

Q-NET  TECHNOLOGIES,  INC.

Date:  May 17, 2002


By:  /s/ Frederic R. Mann, II
     ---------------------------------
     FREDRIC R. MANN II,
     CHIEF EXECUTIVE OFFICER,
     PRESIDENT, CHIEF FINANCIAL OFFICER
     AND DIRECTOR
                                       16