Form 10QSB
period 2002-06-30
QINNET COM INC
filed 2002-08-20
CIK 1100891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  June  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period _____________ to


          Commission  File  Number     0-28659
                                       -------

                            Q-NET TECHNOLOGIES, INC.
               __________________________________________________
        (Exact name of small Business Issuer as specified in its charter)

     Delaware                                       75-2610514
--------------------------------                    ----------------------------
(State  or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                      No.)


13428 Maxella Avenue, Suite 291
Marina Del Ray, California                          90292
-------------------------------------------         ----------------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:     310-827-6334
                                                    -------------

                         Suite 3500, 1600 Market Street
                        Philadelphia, Pennsylvania 19103
                                 (215) 751-2198
      _____________________________________________________________________
   (Former name, former address and former fiscal period, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,618,004 shares of $0.00001 par value common stock outstanding as of August 9, 2002.

PART  1  -  FINANCIAL INFORMATION

Item 1.     Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                            Q-NET  TECHNOLOGIES,  INC.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS


                                                      June 30,    December 31,
                                                        2002          2001
------------------------------------------------------------------------------
ASSETS                                               (Unaudited)
Current assets
  Cash and cash equivalents                         $   372,693   $   367,807
  Restricted short term investments                   1,999,995     1,999,995
  Trade accounts receivable, net of allowance
   for doubtful accounts of $126,562 in 2002
   and $83,254 in 2001                                  221,145       218,220
  Prepaid expenses and other current assets             149,499       149,499
                                                    ------------  ------------
Total current assets                                  2,743,332     2,735,521
Property and equipment, net                             156,719       202,640
Loan and interest receivable                            114,758       111,258
                                                    ------------  ------------
                                                        271,477       313,898
                                                    ------------  ------------
                                                    $ 3,014,809   $ 3,049,419
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)
Current liabilities
  Accounts payable and other accrued liabilities    $   983,344   $   592,756
  Note payable to bank                                1,933,280     1,932,960
                                                    ------------  ------------
Total current liabilities                             2,916,624     2,525,716
Minority interest                                       252,796        98,488
Commitments and contingencies                                 -             -
Stockholders' Equity (Deficit)
  Preferred Stock : $0.00001 par value
    Authorized : 100,000,000
    Issued and outstanding : nil                              -             -
  Common Stock : $0.00001 par value
    Authorized : 100,000,000
    Issued and outstanding : 14,618,004 at
     June 30, 2002 and 14,429,247 at
     December 31, 2001                                      146           144
  Additional paid in capital                          9,063,970     8,681,154
  Accumulated deficit                                (9,214,300)   (8,267,439)
  Accumulated other comprehensive income (loss)          (4,427)       11,356
                                                    ------------  ------------
Total Stockholders' Equity (Deficit)                   (154,611)      425,215
                                                    ------------  ------------
                                                    $ 3,014,809   $ 3,049,419
                                                    ============  ============



                        See accompanying condensed notes

                                              Q-NET  TECHNOLOGIES,  INC.
                                             (formerly Qinnet.com, Inc.)
                                            (a development stage company)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)


                                Cumulative from      Three Months Ended            Six Months Ended
                               inception (May 31, -------------------------    ------------------------
                                  1989) through      June 30,      June 30,      June 30,     June 30,
                                  June 30, 2002        2002          2001          2002          2001
-------------------------------------------------------------------------------------------------------
Revenue                           $    847,972  $     47,264  $    202,126  $    111,598  $    343,116
Cost of revenue                        786,016        36,506       203,325        92,033       315,320
                                  ------------- ------------- ------------- ------------- -------------
        Gross profit                    61,956        10,758        (1,199)       19,565        27,796
                                  ------------- ------------- ------------- ------------- -------------

Expenses
  General and administrative         4,542,093        87,608       204,908       246,037       431,677
  Management consulting              2,236,314       221,739       265,841       457,849       517,231
  Marketing expenses                   629,412       129,058        27,557       142,119        65,042
  Impairment of investments
   in joint ventures                 1,168,955             -             -             -             -
  Reorganization costs                 333,000             -             -             -             -
  Start-up cost of joint venture       586,318       158,484        97,228       226,448       150,400
                                  ------------- ------------- ------------- ------------- -------------
                                     9,496,092       596,889       595,534     1,072,453     1,164,350
                                  ------------- ------------- ------------- ------------- -------------

Operating loss                      (9,434,136)     (586,131)     (596,733)   (1,052,888)   (1,136,554)
Other income (expense)
  Interest income                      281,100        20,627        34,758        48,969        74,880
  Interest expense                    (240,456)      (26,069)      (45,284)      (52,000)      (74,381)
  Gain on disposal of capital
   assets                               15,296        15,296             -        15,296             -
  Foreign currency transaction
   gain (loss)                         (53,715)        7,899         6,183         7,179        (2,274)
                                  ------------- ------------- ------------- ------------- -------------

Loss before minority interest       (9,431,911)     (568,378)     (601,076)   (1,033,444)   (1,138,329)
Minority interest in net loss
 of subsidiary                         217,611        66,200        38,892        86,583        59,194
                                  ------------- ------------- ------------- ------------- -------------

Net loss                          $ (9,214,300) $   (502,178) $   (562,184) $   (946,861) $ (1,079,135)
                                  ============= ============= ============= ============= =============

Basic and diluted net loss
 per share                                      $      (0.03) $      (0.04) $      (0.07) $      (0.07)
                                                ============= ============= ============= =============
Weighted average shares
 outstanding                                      14,570,751    14,429,247    14,556,353    14,429,247
                                                ============= ============= ============= =============



                        See accompanying condensed notes


                                            Q-NET  TECHNOLOGIES,  INC.
                                           (formerly Qinnet.com, Inc.)
                                          (a development stage company)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                             Cumulative from      Six Months Ended
                                                            inception (May 31, ----------------------
                                                               1989) through    June 30,    June 30,
                                                               June 30, 2002      2002        2001
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                       $(9,214,300)  $(946,861)  $(1,079,135)
Adjustments to reconcile net loss to net cash
 used in operating activities :
  Depreciation and amortization                                     98,265      26,065        20,906
  Gain on disposal of capital assets                               (15,296)    (15,296)            -
  Minority interest in net loss of subsidiary                     (217,611)    (86,583)      (59,194)
  Non-monetary compensation expense                              2,872,100           -             -
  Reorganization costs                                             283,000           -             -
  Impairment of investments in joint ventures                    1,168,955           -             -
  Changes in assets and liabilities :
    (Increase) in trade accounts receivable                       (221,394)     (2,925)     (169,666)
    (Increase) in prepaid expenses and other current assets       (153,370)          -      (138,017)
    Increase in accounts payable and accrued liabilities           945,328     390,588       142,380
                                                               ------------  ----------  ------------
     Net cash used in operating activities                      (4,454,323)   (635,012)   (1,282,726)
                                                               ------------  ----------  ------------

Cash flows from investing activities
  Purchases of property and equipment                             (279,566)     (4,726)      (43,967)
  Purchases of short term investments                           (1,999,653)          -       (80,816)
  Advances under note receivable                                  (110,500)     (3,500)          (35)
  Investment in joint venture                                            -           -       (35,000)
                                                               ------------  ----------  ------------
   Net cash used in investing activities                        (2,389,719)     (8,226)     (159,818)
                                                               ------------  ----------  ------------

Cash flows from financing activities
  Investment from minority interest shareholders                   470,407     240,891             -
  Deposits on investments                                       (1,130,939)          -        15,474
  Proceeds from notes payable to bank                            1,932,480           -           960
  Proceeds from disposal of capital assets                          40,000      40,000             -
  Receipt of stock subscription                                     50,000           -             -
  Issuance of common stock                                       5,859,214     383,016             -
                                                               ------------  ----------  ------------
   Net cash provided by financing activities                     7,221,162     663,907        16,434
                                                               ------------  ----------  ------------



Effect of exchange rate changes on cash                             (4,427)    (15,783)        1,544
                                                               ------------  ----------  ------------

Increase (decrease) in cash and cash equivalents                   372,693       4,886    (1,424,566)

Cash and cash equivalents - beginning of period                          -     367,807     2,463,940
                                                               ------------  ----------  ------------

Cash and cash equivalents - end of period                      $   372,693   $ 372,693   $ 1,039,374
                                                               ============  ==========  ============

Supplemental information :
Cash paid for :
  Interest                                                     $   240,456   $  52,000   $    74,831
  Income taxes                                                 $         -   $       -   $         -
Noncash financing activities :
  Common stock issued for costs associated with
   common stock unit sale                                      $    18,499   $  18,499   $         -




                        See accompanying condensed notes

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                          (a  development  stage  company)

              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                  June 30, 2002
                                   (Unaudited)

NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the management, all adjustments of a normal recurring nature necessary for a fair presentation of financial position and results of operations have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2001 included in its Annual Report on Form 10-KSB.

The unaudited condensed consolidated financial statements include the accounts of Q-Net Technologies, Inc. ("the Company"), its wholly owned subsidiary companies, Qinnet Holdings Corp. ("Qinnet Holdings"), Beijing Qinnet Electronic Technologies Co. Ltd. ("Beijing Qinnet"), Qincom Networks Inc. ("Qincom"), Internet Corporation of America ("ICA"), Sonnetvoice Communications Inc. ("Sonnet") and its 70% owned subsidiary, Liaoning Qinnet E-book Technology Co. Ltd. ("Qinnet E-book"). The Company accounts for the remaining 30% interest in Qinnet E-book as minority interest in the accompanying consolidated financial statements. All significant inter-company transactions and accounts have been eliminated.

In June 2001, the Company completed its merger with Qinnet Holdings, in which Qinnet Holdings became a wholly-owned subsidiary of the Company. The Company exchanged approximately 13 million shares of common stock for all the outstanding common shares of Qinnet Holdings. See Note B for additional information. Due to the common management of the Company and Qinnet Holdings, the merger was accounted for using historical costs in a manner similar to pooling-of-interests method of accounting. Under this method, the assets, liabilities and stockholders' equity of the acquired entities are combined with the Company's respective accounts at recorded book value. The accompanying consolidated financial statements and footnotes have been restated to include the operations of Qinnet Holdings for all periods presented.

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                          (a  development  stage  company)

              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                  June 30, 2002
                                   (Unaudited)


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

The Company entered into a joint venture agreement dated July 11, 2000 with Liaoning Education Press ("LEP"), a wholly owned subsidiary operation of Liaoning Publishing Group of Companies ("LPG"), to carry out a joint venture electronic book publishing, manufacturing and distribution business in the People's Republic of China ("PRC"). A joint venture company, Liaoning Qinnet E-book Technologies Co., Ltd. ("Qinnet E-book"), was incorporated in accordance with the Enterprise Laws of the PRC. The Company and LPG have agreed to contribute $3,000,000 and $2,000,000 in Qinnet E-book respectively. The joint venture will be for an initial term of 20 years and will become effective upon the approval of the PRC government authorities. As of June 30, 2002, the Company has contributed $280,000 to Qinnet E-book as its initial start-up capital and has advanced $170,830 to Qinnet E-book to fund the Company's portion of the joint venture expenses which was recorded as start-up cost of joint venture in the accompanying statement of operations. During the six months ended June 30, 2002, Qinnet E-book received additional investment of $240,891 from LPG. The Company has recorded such investment as an increase to its minority interest in the accompanying consolidated financial statements as of June 30, 2002.

On March 14, 2001, the Company extended an offer to accredited United States shareholders and non-Canadian foreign shareholders to exchange their shares in Qinnet Holdings for shares in the Company on the basis of one share of the Company's common stock for each share of Qinnet Holdings common stock. As of April 23, 2001, 12,275,100 shares, representing approximately 93.8% of the outstanding shares of Qinnet Holdings were exchanged under this offer. Further offers were made to remaining Canadian shareholders of Qinnet Holdings to acquire the remaining 813,000 shares of Qinnet Holdings, representing approximately 6.2% interest. For the remaining 6.2% acquisition of Qinnet Holdings, the Company issued 1.05 shares of the Company's common stock for each share of Qinnet Holdings common stock. As at June 8, 2001, the Company completed its acquisition of all the remaining shares of Qinnet Holdings.

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                          (a  development  stage  company)

              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                  June 30, 2002
                                   (Unaudited)


NOTE  B  -  DESCRIPTION  OF  BUSINESS  -  Continued

Qinnet  Holdings  was incorporated on April 26, 1999 in the state of Washington.
Qinnet Holdings is a development stage enterprise and has two wholly-owned subsidiaries: Beijing Qinnet, established in the PRC on December 6, 1999, and Qincom, a British Columbia, Canada company established on August 22, 2000. Qincom provides long distance calling wholesale services from Canada to the PRC through voice over Internet protocol technology. Sonnet, a Canadian company, was incorporated on May 30, 2002 to develop the long distance calling retail services from Canada to the PRC.

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

During the forth quarter of year 2001, the Company determined that the business opportunity presented by Tianjin and Shenyang operations, when compared to the opportunities in the digital publishing and TCS technology, did not process the substainable competitive advantages that are exhibited by the newer technologies. In view of the limited capital resources, the Company decided to preserve its capital for investments in the Qinnet E-Book and the development of TCS technology. The Company is in the process of winding down the business operations of Tianjian Qinnet and Shenyang Qinnet in an orderly manner. During the fourth quarter of year 2001, the Company provided for an impairment loss of $1,168,955 related to its investments in these projects.

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                          (a  development  stage  company)

              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                  June 30, 2002
                                   (Unaudited)


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


NOTE  C  -  REALIZATION  OF  ASSETS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $946,861 for the six months ended June 30, 2002 and has had cumulative net losses of $9,214,300 from inception (May 31, 1989) through June 30, 2002. As of June 30, 2002, the Company had a negative working capital of $173,292. In addition, the Company is a development stage entity and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to these matters are to continue to raise additional capital from selling the Company's stock. Subsequent to December 31, 2001, the Company completed the sale of 188,757 stock units for net proceeds of $383,016 (Note H). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE  D  -  REVENUES

The Company's revenue has been derived from the sale of voice over Internet protocol long distance telephone services on a wholesale basis. Revenue is recognized upon delivery of the services. The Company had only one customer during the three-month and six-month periods ended June 30, 2002, and the Company does not consider its Internet phone services to be its primary business.

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                          (a  development  stage  company)

              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                  June 30, 2002
                                   (Unaudited)


NOTE  E  -  RELATED  PARTY  TRANSACTIONS

During the three-month and six-month periods ended June 30, 2002, the Company incurred management fees of $60,000 and $120,000, respectively, to the directors of the Company. In addition, the Company incurred consulting fees of $90,000 and $180,000, respectively, to the directors of the Company.


NOTE  F  -  FOREIGN  CASH  BALANCES

The Company maintains cash balances in financial institutions located in Canada and China. The Company has not experienced significant losses in such accounts as a result of foreign currency exchange rates.


NOTE  G  -  NOTES  PAYABLE  TO  BANK  AND  SHORT  TERM  INVESTMENTS

Two fixed term deposits amounting to US$1,999,995 (RMB16,552,139) have been pledged to a bank to secure bank loans of US $1,933,280 (RMB16,000,000) as of June 30, 2002. One of the fixed term deposits for US $1,000,000 accrues interest at 5.3125% and will mature on December 14, 2002. The other term deposit for US $999,995 accrues interest at 1.1875% and will mature on October 16, 2002. These short-term investments are denominated in U.S. dollars and are used as collateral for the Company's notes payable with the bank, which provides RMB for local purpose.

One of the bank loans of US $966,640 (RMB8,000,000) with an interest rate of 5.04% per annum is payable on October 16, 2002. The other bank loan of US $966,640 (RMB8,000,000) with an interest rate of 5.85% per annum is payable on December 14, 2002. The bank notes are rolled over upon maturity.


NOTE  H  -  STOCKHOLDERS'  EQUITY

In January 2002, the Company completed the sale of 132,150 stock units at a price of $2.80 per unit for gross proceeds of $370,020. Each unit consists of one share of the Company's common stock and one stock warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.80 per share and expire on January 30, 2004. The Company incurred stock issuance costs of $55,503, of which $37,004 was paid in cash and the remaining $18,499 was paid through the issuance of 6,607 stock units with the same terms. The stock issued in settlement of the issuance costs was valued at the fair market value of the common stock at the date of the transaction.

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                          (a  development  stage  company)

              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                  June 30, 2002
                                   (Unaudited)


In June 2002, the Company completed the sale of 50,000 stock units at a price of $1.00 per unit for net proceeds of $50,000. Each stock unit consists of one share of the Company's common stock and one stock warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.00 per share and expire on June 30, 2004.

NOTE  I  -  LOSS  PER  SHARE

For the three and six months ended June 30, 2002 and 2001, the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to annihilative effects on the Company's net loss of warrants, stock options and shares underlying convertible debt. As of June 30, 2002 and 2001, the Company had outstanding warrants and stock options of ---------2,027,150 and 1,845,000, respectfully. The antidilutive stock options and warrants were 182,150 and 0 as of June 30, 2002 and 2001, respectively.


NOTE  J  -  SUBSEQUENT  EVENT

On July 1, 2002, the Company issued a promissory note in exchange for $50,000 received from a third party. The note and any unpaid interest at 12% per annum is due on October 2002. The promissory note is convertible into a stock unit at a conversion rate of $1.00 per common share upon maturing. Each stock unit consists of one share of the Company's common stock and one stock warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.00 per share and expire on June 30, 2004. This note will be carried net of total discounts of $7,500, which is the intrinsic value of the beneficial conversion feature as calculated at the date of issuance. Note discounts are amortized over the term of the note using the interest method.

Item 2.     Management's Discussion and Analysis or Plan of Operations

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors included as Exhibit 99.2 to this Form 10-QSB Quarterly Report, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.


PLAN  OF  OPERATIONS

Our plan of operations over the next twelve months includes the following elements, subject to us achieving the required financing:

1.     Electronic Book Publishing
       --------------------------

The primary focus of our plan of operations over the next twelve months is to pursue our activities in Liaoning Qinnet. We plan to advance the balance of $2,549,170 to Liaoning Qinnet to fund our portion of the joint venture expenses during the next twelve months. This will allow us to expedite the roll out of the Q-Reader in China and to supply the funds necessary to complete the design and initiate the production of the second generation product, the e-Bag. This is a wireless device that will enable a student to inexpensively interface with the main server of a school or university, as well as providing all of the features of the Q-Reader. Our Q-Reader has finished the final production design for commercial sales. The first 100 units have been produced. Of the 100 units, 40 units will be provided to the relevant authorities and organizations for commercial test runs, and the remaining will be sold on the market. Subject to all the approval received and satisfaction for the first 100-unit test runs and test sales, the Company plans to produce and sell additional 1000 units before the end of October 2002.

2.     Thin-Client Server Technology
       -----------------------------

We plan to continue development of our thin-client server technology. Our ability to implement our plan of operations for the development of our thin-client server technology business is subject to our ability to raise additional financing. We plan to spend $800,000 on the TCS project within the next twelve months. These funds will be directed to complete and refine terminal development, system configuration, and marketing and sales activities. With continued terminal development, the line will be expanded to include more features. We also plan to incorporate the TCS platform into a wireless model of the Q-Reader. In addition, we plan to establish a centrally located server system that will accommodate up to 10,000 subscribers in a Wide Area Network environment. The amount of funds that we propose to spend on developing this business will depend upon the amount of funds, if any, available from any financing that we are able to achieve and our subsequent determination based on priorities and business opportunities.

We have contracted with Emsoft Ltd., a Hong Kong based software developer, to provide the operating system software, EmLinux, for us. The operating system software will be a Linux based operating system for the client terminal. The terms of this contract required us to pay an up-front fee, with the balance payable within the next twelve months. We will also be required to pay usage fees and a royalty to the software developer based on our sales of TCS terminals and services.

We have also entered into a contract with a major virtual workplace software and services provider to provide us with the independent computing architecture software that we plan to incorporate into our Q-Server thin client server (TCS) computing terminals to communicate between the client terminal and the server. We anticipate that we will be required to pay usage fees and a royalty to the technology provider based on our sales of TCS terminals and services.

3.     QWS Internet Solution Software
       ------------------------------

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

4.     QinTop Communication Network
       ----------------------------

We do not plan to continue the operations of the QinTop Communication Network, as we have determined to direct our corporate resources to other areas of our operations. QinTop was involved in the wholesale provision of long-distance telephone services. We are evaluating entering the business of providing retail long-distance services, however no determination to proceed has been made at this time and we have not determined to spend any amount on this prospective element of our plan of operations.

5.     Tianjin Qinnet
       --------------

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

6.     Shenyang Qinnet
       ---------------

We do not plan to continue the operations of Shenyang Qinnet. With the discontinuation of extremely competitive Internet related businesses, key technical personnel have been moved to the development of our electronic reading device within Liaoning Qinnet.

We plan to spend approximately $3,000,000 over the next twelve months in order to pursue our plan of operations, provided we achieve the required financing. We anticipate spending approximately half of this amount over the next six months if the required financing is achieved. We had cash in the amount of $372,693, mostly in China, and working capital deficit in the amount of $173,292 as of June 30, 2002. Accordingly, we will require significant amounts of additional financing in order to complete our plan of operations. We will plan our expenditures around our capital resources in order to maintain our operations. The amount of expenditures may vary if: (i) we determine to reduce or expand our plan of operations; (ii) the actual costs incurred in pursuing our stated plan of operations are greater or less than anticipated; (iii) we are not successful in achieving revenues upon completion of our stated plan of operations; or (iv) we are not successful in achieving the required financing. While we are currently in discussions to secure additional financing, we do not have any arrangement in place for any debt or equity financing which would enable us to achieve additional financing. There is no assurance that we will be able to secure the required additional financing. There is no assurance that completion of our stated plan of operations will successfully generate the planned revenues or that any revenues generated will be sufficient to fund future operations.

We plan on hiring a new full-time chief executive officer in the third quarter of 2002. We also plan on hiring a permanent full-time chief financial officer in third quarter of 2002. We currently employ approximately 45 people in our operations, mostly in China. We anticipate that we will hire additional employees over the next twelve months if we achieve the financing necessary to implement our plan of operations. Of these additional employees, a majority is anticipated to be located in China. We also plan to expand our management team in North America and China.

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

The unaudited interim financial statements included with this Form 10-QSB Quarterly Report include Q-Net Technologies, Inc. and each of our subsidiaries. These subsidiaries include our 100% owned subsidiaries, Qinnet Holdings Corp., Beijing Qinnet Electronic Technologies Co. Ltd. (a subsidiary of Qinnet Holdings), Qincom Networks Inc., Sonnetvoice Communications Inc. and Internet Corporation of America, and our 70% owned subsidiary, Liaoning Qinnet E-book Technology Co. Ltd. These consolidated financial statements do not include the accounts of our Tianjin Qinnet or Shenyang Qinnet joint ventures, which are accounted for using the cost method.

Revenues

We  earned  revenues  in the amount of $111,598 during the six months ended June
30, 2002, compared to revenues in the amount of $343,116 for the six months ended June 30, 2001, representing a decrease of revenues in the amount of $231,518 or 67%. We earned revenues in the amount of $47,264 during the three months ended June 30, 2002, compared to revenues in the amount of $202,126 for the three months ended June 30, 2001, representing a decrease of revenues in the amount of $154,862 or 77%. Substantially all revenues were derived from our Internet telephone services provided by QinCom Networks. Revenues from our Internet telephone services on wholesale basis declined as a result of our termination of a major customer due to a default in payment and our determination not to proceed with this aspect of our business in the second quarter of 2002. We are pursuing legal action to recover the amount owed by the customer. Further, we have curtailed our marketing activities for Internet telephone services as a result of this default.

We did not earn any revenues from our Liaoning Qinnet joint venture or any thin-client server operations during the six months ended June 30, 2002. We have determined to terminate our wholesale Internet phone service operations during 2002. Accordingly, we anticipate that we will not earn further revenues from wholesale Internet phone services during the third or fourth quarter of 2002. We are evaluating whether to pursue providing retail Internet phone services, although we have not made any determination to date. Further, there is no assurance that we will be able to generate revenues from our other business operations during 2002 including any sales of Q-Readers. There can be no assurance that further revenues will be generated due to our current lack of financing, the development costs associated with our Liaoning Qinnet Q-Reader joint venture and our thin-client server and solutions software businesses, and our determinations not to proceed with the QinTop, Tianjin Qinnet and Shenyang Qinnet businesses.

Our cost of revenues for the six months ended June 30, 2002 was $92,033, representing 82% of total revenues. Our cost of revenues for six months ended June 30, 2001 was $315,320, representing 92% of total revenues. The cost of revenues is primarily attributable to telecommunication expenses incurred in connection with the provision of Internet phone services on wholesale basis by Qincom Networks.

Our gross profit for the six months ended June 30, 2002 was $19,565, compared to a gross profit of $27,796 for the six months ended June 30, 2001. Our gross profit for the three months ended June 30, 2002 was $10,758, compared to a gross profit of ($1,199) for the three months ended June 30, 2001. Our gross profit was primariy attributable to our Qincom Networks wholesale Internet phone service business during this period.

Operating  Expenses

Our operating expenses decreased to $1,072,453 for the six months ended June 30, 2002, compared to $1,164,350 for the six months ended June 30, 2001, representing a decrease of $91,987 or 8%. Our operating expenses increased to $596,889 for the three months ended June 30, 2002, compared to $595,534 for the three months ended June 30, 2001, representing an increase of $1,355. The increase in our operating expenses for the three months ended June 30, 2002 was primarily attributable to an increase in marketing study expenses related to Liaoning Qinnet and travel expenses.

Our general and administrative expenses decreased to $246,037 for the six months ended June 30, 2002 from $431,677 for the six months ended June 30, 2001. Our general and administrative expenses decreased to $87,608 for the three months ended June 30, 2002 from $204,908 for the three months ended June 30, 2001. This decrease was primarily attributable to management curtailing expenses in order to direct financial resources to the continued development of our operations. Efforts to curtail expenses included a reduction to the number of our Chinese operations staff. If we are not successful in achieving additional financing, we anticipate our general and administrative expenses will decrease as we will be forced to scale back our operations.

Our consulting expenses, which included management contracts, decreased to $457,849 for the six months ended June 30, 2002 from $517,231 for the six months ended June 30, 2001, representing a decrease of $59,382 or 11%. Our consulting expenses, which included management contracts, decreased to $221,739 for the three months ended June 30, 2002 from $265,841 for the three months ended June 30, 2001, representing a decrease of $44,102 or 17%.

Our marketing expenses increased to $142,119 for the six months ended June 30, 2002, compared to $65,042 for the six months ended June 30, 2001. Our marketing expenses increased to $129,058 for the three months ended June 30, 2002, compared to $27,557 for the three months ended June 30, 2001. The increase was mainly due to an increase in travel expenses.

We incurred costs in the amount of $232,546 and $300,510 related to the operation of our Liaoning Qinnet joint venture during the three-month and six-month periods ended June 30, 2002. We anticipate the amount expended on this joint venture will increase if we are able to achieve the financing required to enable us to meet our funding obligations under this joint venture. This lack of funding is delaying our roll-out of the Q-Reader product.

Net  Loss

We incurred a net loss in the amount of $946,861 for the six months ended June 30, 2002, compared to a net loss of $1,079,135 for the six months ended June 30, 2001. We incurred a net loss in the amount of $502,178 for the three months ended June 30, 2002, compared to a net loss of $562,184 for the three months
ended  June  30,  2001.    The  decreases  to  our  net  losses  were  primarily
attributable  to  our  decreased  general  and  administrative  expenses.

Liquidity  and  Capital  Resources

We had cash in the amount of $372,693 as of June 30, 2002, mostly in China, compared to cash of $367,807 as of December 31, 2001. We had a working capital deficit in the amount of $173,292 as of June 30, 2002, compared to a working capital deficit in the amount of $209,805 as of December 31, 2001.

Cash used by us in operating activities decreased to $635,012 for the six months ended June 30, 2002, compared to $1,282,726 for the six months ended June 30, 2001. Cash used in operating activities included an increase in current liabilities in the amount of $390,588. Management anticipates that cash used in operating activities will continue at the current levels through December 31, 2002.

Cash provided by financing activities increased to $663,907 for the six months ended June 30, 2002 compared to $16,434 for the six months ended June 30, 2001. The increase in cash provided by financing activities was attributable to sales of our common stock. We completed sales of 188,757 shares and 188,757 share purchase warrants for net cash proceeds of $383,016 during the six months ended June 30, 2002.

We currently have options to purchase a total of 235,000 shares of our common stock outstanding at a price of $10.00 per share and options to purchase 1,610,000 shares of our common stock at a price of $5.00 per share. None of these options have been exercised as of August 14, 2002.

We will require additional capital if we are to complete our stated plan of operations. Our plan of operations calls for us to spend approximately $3,000,000 over the next twelve months, if we achieve the required financing. Our current monthly operating expenses are approximately $200,000 per month. We have a working capital deficit and our revenues currently are not sufficient to cover our operating expenses. Accordingly, we immediately require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or placement of convertible debt. We are presently in the process of negotiating private placements of our securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our marketing and sales efforts and may implement additional actions to reduce expenditures, including withdrawing from our joint ventures, reducing staff, reducing the level of services, selling assets, disposing of business units or suspending some or all of our operations.

We anticipate that we will continue to incur losses for the foreseeable future based on our expectation that we will incur substantial marketing and operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings

Our subsidiary, Qincom Networks Inc., commenced action against Sunny International Service Corporation in February 2002 in the British Columbia Supreme Court. Qincom Networks is claiming an amount of approximately $196,000 CDN (equal to approximately $124,000 US) arising from the non-payment by Sunny for wholesale long distance services that were provided by Qincom Networks. Trial for this action is set for late August 2002. We anticipate that any funds that we recover in this action will be used by use to pay a telecommunications provider for network services that we purchased in order to enable us to provide wholesale long distance services to Sunny. If we are not successful in recovering against Sunny, then the telecommunications provider may commence action against us to recover the amounts we owe.

Item  2.  Changes  in  Securities

During our fiscal quarter ended June 30, 2002, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933:

1. We completed the sale of 50,000 units in June 2002 at a price of $1.00 per unit for gross proceeds of $50,000 to a private investor. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share our common stock at a price of $2.00 per share until June 30, 2004. A total of 50,000 shares and 50,000 share purchase warrants were issued. No commissions or fees were paid in connection with the offering. The sale was completed pursuant to Rule 506 of Regulation D of the Act to person who is an "accredited investor", as defined in Rule 501 of Regulation D.

We did not complete the sale of any other securities without registration under the Securities Act of 1933 during the three months ended June 30, 2002.

Item  3.  Defaults  upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending June 30, 2002.


Item  5.  Other  Information

Fredric R. Mann has resigned as chief executive officer, chief financial officer and president and Paul Schwartz has resigned as chief operating officer of the Company. Mr. Mann and Mr. Schwartz have also resigned as directors of the Company. The resignations were effective August 15, 2002. Mr. Weiguo Lang, the Company's chairman, has agreed to assume the role of the chief executive officer and president on an interim basis. Mr. Danny Hon has assumed the role of chief financial officer on an interim basis and has been appointed to the Company's board of directors.

Mr. Hon is a Partner in the Accountancy Firm of Hon and Wong, Certified General Accountants, and has been in public practice since 1994. Mr. Hon received his Professional Diploma in accountancy from Hong Kong Polytechnic in 1984,completed the joint examination of the Association of Chartered Accountants, U.K. and Hong Kong Society of Accountants in 1985, completed the examination of The Certified General Accountants Association of Canada for the Certified General Accountants certification in 1993, became a Certified Financial Planner in 1998 and received a Master of Science in Administration Degree with concentration in Information Resource Management from Central Michigan University in 2000.

Mr. Mann and Mr. Schwartz submitted their resignations following discussions with the Company to substantially increase their equity interest in the Company that were not resolved to their satisfaction. Mr. Schwartz also indicated a dispute between himself and a consultant to the Company, which Mr. Schwartz is affiliated, regarding possession of shares registered in his name and held by the consultant, as well as non-payment of outstanding fees. Mr. Mann indicated that he intends to return to private practice because of non-payment of outstanding fees. The resignations of Mr. Mann and Mr. Schwartz result in a $40,000 reduction in monthly management fees payable by the Company. The Company intends to seek qualified individuals to replace Mr. Mann and Mr. Schwartz who will enable the Company to complete its business objectives.

To the best of the Company's knowledge, neither Mr. Mann nor Mr. Schwartz has referred to any disagreement relating to the Company's operations, policies or practices in submitting their resignations.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

Exhibit  99.1          Officer's  Certifications(1)
Exhibit  99.2          Risk  Factors(2)

(1)  Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB.
(2) Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 20, 2002.

REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during our second quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

Q-NET TECHNOLOGIES, INC.

Date:  August 19, 2002


By:  /s/ Weiguo Lang
     -----------------------------------
     WEIGUO LANG
     PRESIDENT, CHIEF EXECUTIVE OFFICER
     AND DIRECTOR



By:  /s/ Danny Hon
    ------------------------------------
    DANNY HON
    CHIEF FINANCIAL OFFICER
    AND DIRECTOR