Form 10QSB
period 2002-09-30
Q NET TECHNOLOGIES INC
filed 2002-12-09
CIK 1100891

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  September  30,  2002

[   ]   Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
        Act  of  1934
        For  the  transition  period            to


          Commission  File  Number     0-28659
                                       -------

                            Q-NET TECHNOLOGIES, INC.
               __________________________________________________
        (Exact name of small Business Issuer as specified in its charter)

     Delaware                              75-2610514
--------------------------------           ---------------------------------
(State  or other jurisdiction of           (IRS Employer Identification No.)
incorporation  or  organization)


13428  Maxella  Avenue,  Suite  291
Marina  Del  Ray,  California              90292
-----------------------------------        ----------
(Address of principal executive offices)   (Zip Code)

Issuer's  telephone  number,
  including  area  code:                   310-827-6334


                                 Former Address:
                         Suite 3500, 1600 Market Street
                        Philadelphia, Pennsylvania 19103
                                 (215) 751-2198
      _____________________________________________________________________
             (Former name, former address and former fiscal period,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [    ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,618,004 shares of $0.00001 par value common stock outstanding as of November 29, 2002.

PART  1  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements


                                       2



                            Q-NET  TECHNOLOGIES,  INC.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS

------------------------------------  --------------- ---------------

                                       September 30,    December 31,
                                           2002            2001
------------------------------------  --------------- ---------------
                                        (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents           $       38,951   $     367,807
  Short term investments                   1,999,995       1,999,995
  Trade accounts receivable,
   net of allowance for doubtful
   accounts of $121,207 in
   2002 and $83,254 in 2001                        -          46,833
  Prepaid expenses and
   other current assets                      156,490         149,499
                                      ---------------  --------------
Total current assets                       2,195,436       2,564,134

Other assets                                 131,790         171,387
  Property and equipment, net                145,410         202,640
Loan and interest receivable,
  net of allowance for doubtful
  receivable of $116,508 in
  2002 and $0 in 2001                              -         111,258
                                      ---------------  --------------
                                             277,200         485,285
                                      ---------------  --------------
                                      $    2,472,636   $   3,049,419
                                      ===============  ==============




LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)
Current liabilities
  Accounts payable and
   other accrued liabilities          $    1,066,476   $     592,756
  Payable to joint
   venture partner                           339,350          98,488
  Convertible short term
   loan                                       50,000               -
  Note payable to bank                     1,933,120       1,932,960
                                      ---------------  --------------
Total current liabilities                  3,388,946       2,624,204



Commitments and contingencies                      -               -
Stockholders' Equity (Deficit)
  Preferred Stock: $0.00001 par
   value
    Authorized: 100,000,000
    Issued and outstanding: nil                    -               -
  Common Stock: $0.00001 par
   value
    Authorized: 100,000,000
    Issued and outstanding:
     14,618,004 at
     September 30, 2002
     And 14,429,247 at
 December 31, 2001                               146             144
 Additional paid in capital                9,071,470       8,681,154
 Deficit accumulated during
  the development stage                   (9,996,618)     (8,267,439)
 Accumulated other comprehensive
  income                                       8,692          11,356
                                      ---------------  --------------
Total Stockholders' Equity (Deficit)        (916,310)        425,215
                                      ---------------  --------------
                                      $    2,472,636   $   3,049,419
                                      ===============  ==============





                        See accompanying condensed notes


                                      Q-NET  TECHNOLOGIES,  INC.
                                     (formerly Qinnet.com, Inc.)
                                    (a development stage company)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                 Cumulative
                                 from inception
                                 (May 31,       Three Months Ended          Nine Months Ended
                                 1989) through  ------------------------- ---------------------------
                                 September 30, September 30, September 30, September 30, September 30
                                 2002          2002          2001          2002          2001
-----------------------------------------------------------------------------------------------------


Revenue                        $    864,784   $    16,812   $   198,053   $   128,410   $   541,169
Cost of revenue                     801,751        15,735       116,901       107,768       432,221
                               -------------  ------------  ------------  ------------  ------------
   Gross profit                      63,033         1,077        81,152        20,642       108,948
                               -------------  ------------  ------------  ------------  ------------

Expenses
  General and administrative      4,939,138       397,045       245,607       643,082       677,284
  Management consulting           2,412,382       176,068       268,360       633,917       785,591
  Marketing expenses                651,163        21,751        39,785       163,870       104,827
  Impairment of investments
   in joint ventures              1,168,955             -             -             -             -
  Reorganization costs              333,000             -             -             -             -
  Start-up cost                     670,488        84,170       178,710       310,618       329,110
                               -------------  ------------  ------------  ------------  ------------

                                 10,175,126       679,034       732,462     1,751,487     1,896,812
                               -------------  ------------  ------------  ------------  ------------

Operating loss                  (10,112,093)     (677,957)     (651,310)   (1,730,845)   (1,787,864)

Other income (expense)
  Interest income                   300,438        19,338        31,422        68,307       106,302
  Interest expense                 (270,200)      (29,744)      (23,305)      (81,744)      (97,686)
  Gain on disposal of
   capital assets                    15,296             -         1,919        15,296         1,919
  Foreign exchange loss             (61,087)       (7,372)       (7,159)         (193)       (9,433)
                               -------------  ------------  ------------  ------------  ------------
Loss before minority
 interest                       (10,127,646)     (695,735)     (648,433)   (1,729,179)   (1,786,762)

Minority interest in net
 loss of subsidiary                 131,028       (86,583)       71,465             -       130,659
                               -------------  ------------  ------------  ------------  ------------

Net loss                       $ (9,996,618)  $  (782,318)  $  (576,968)  $(1,729,179)  $(1,656,103)
                               =============  ============  ============  ============  ============

Basic and diluted net
 loss per share                               $     (0.05)  $     (0.04)  $     (0.12)  $     (0.11)
                                              ============  ============  ============  ============


Weighted average shares
 outstanding                                   14,618,004    14,429,247    14,577,129    14,429,247
                                              =============  ============  ============  ===========







                        See accompanying condensed notes


                                Q-NET  TECHNOLOGIES,  INC.
                                (formerly Qinnet.com, Inc.)
                               (a development stage company)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                             Cumulative from     Nine Months Ended
                                             inception (May 31, -------------------------------
                                             1989) through          September 30, September 30,
                                             September 30, 2002       2002          2001
-----------------------------------------------------------------------------------------------
Cash flows from operating
 activities
  Net loss                                         $(9,996,618)  $(1,729,179)  $(1,656,103)
  Adjustments to reconcile net loss to net cash
    used in operating activities :
      Depreciation and amortization                    115,809        43,609        32,301
      Provision for doubtful accounts                  226,631       146,691             -
      Gain on disposal of capital assets               (15,296)      (15,296)            -
      Minority interest in net loss of subsidiary     (131,028)            -      (130,659)
      Non-monetary compensation expense              2,890,599        18,499             -
      Reorganization costs                             283,000             -             -
      Impairment of investments in
       joint ventures                                1,168,955             -             -
      Changes in assets and liabilities :
        (Increase) decrease in trade
         accounts receivable                          (115,622)       11,400      (137,745)
        Increase in prepaid expenses
         and other current assets                     (160,361)       (6,991)     (109,201)
        (Increase) decrease in other
         assets                                       (131,790)       39,597       (54,285)
        Increase in accounts payable
          and accrued liabilities                    1,028,460       473,720       293,586
                                                  -----------------------------------------

          Net cash used in operating
           activities                               (4,837,261)   (1,017,950)   (1,762,106)
                                                  -----------------------------------------


Cash flows from investing
   activities
  Purchases of property and
   equipment                                          (278,263)       (3,423)      (83,941)
  Purchases of short term
   investments                                      (1,999,653)            -       (81,522)
  Proceeds from disposal
   of capital assets                                    40,000        40,000             -
  Advances under note
   receivable                                         (107,000)            -           (25)
                                                  -----------------------------------------

         Net cash used in
          investing activities                      (2,344,916)       36,577      (165,488)
                                                  -----------------------------------------

Cash flows from financing
 activities

  Investment from minority
 interest shareholders                                 229,516             -       138,956
  Payable to joint venture
   partner                                             240,862       240,862             -
  Deposits on investments                           (1,130,939)            -       (19,768)
  Proceeds from convertible
   short term loan                                      50,000        50,000             -
  Proceeds from notes
   payable to bank                                   1,932,480             -           960
  Receipt of stock subscription                         50,000             -             -
  Issuance of common stock                           5,840,517       364,319             -
                                                  -----------------------------------------

         Net cash provided by
          financing activities                       7,212,436       655,181       120,148
                                                  -----------------------------------------

Effect of exchange rate
 changes on cash                                         8,692        (2,664)        6,311
                                                  -----------------------------------------

Increase (decrease) in cash
 and cash equivalents                                   38,951      (328,856)   (1,801,135)

Cash and cash equivalents -
 beginning of period                                         -       367,807     2,463,940
                                                  -----------------------------------------

Cash and cash equivalents -
 end of period                                     $    38,951   $    38,951   $   662,805
                                                  =========================================

Supplemental information :
 Cash paid for:
    Interest                                       $   270,200   $    81,744   $    97,686
    Income taxes                                   $         -   $         -   $         -

                                See accompanying condensed notes

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                       (a  development  stage  company)

         NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                               September 30, 2002
                                   (Unaudited)

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

                               September 30, 2002
                                   (Unaudited)

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

The Company entered into a joint venture agreement dated July 11, 2000 with Liaoning Education Press ("LEP"), a wholly owned subsidiary operation of Liaoning Publishing Group of Companies ("LPG"), to carry out a joint venture electronic book publishing, manufacturing and distribution business in the People's Republic of China ("PRC"). A joint venture company, Liaoning Qinnet E-book Technologies Co., Ltd. ("Qinnet E-book"), was incorporated in accordance with the Enterprise Laws of the PRC. The Company and LPG have agreed to contribute $3,000,000 and $2,000,000 in Qinnet E-book respectively. The joint venture will be for an initial term of 20 years and will become effective upon the approval of the PRC government authorities. As of September 30, 2002, the Company has contributed $280,000 to Qinnet E-book as its initial start-up capital and has advanced $255,690 to Qinnet E-book to fund the Company's portion of the joint venture expenses that were recorded as start-up cost of joint venture in the accompanying statement of operations. During the nine months ended September 30, 2002, Qinnet E-book received additional advances of $240,862 from LPG. The Company has recorded such investment as an increase to its minority interest in the accompanying consolidated financial statements as of September 30, 2002.

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

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                       (a  development  stage  company)

         NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                               September 30, 2002
                                   (Unaudited)



NOTE  B  -  DESCRIPTION  OF  BUSINESS  -  Continued

Qinnet  Holdings  was incorporated on April 26, 1999 in the state of Washington.
Qinnet Holdings is a development stage enterprise and has two wholly-owned subsidiaries: Beijing Qinnet, established in the PRC on December 6, 1999, and Qincom, a British Columbia, Canada company established on August 22, 2000. Qincom provides long distance calling wholesale services from Canada to the PRC through voice over Internet protocol technology. Sonnet, a Canadian company, was incorporated on May 30, 2002 to develop the long distance calling retail services from Canada to the PRC. The Company has suspended its long distance telephone services in August 2002.

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

During the forth quarter of year 2001, the Company determined that the business opportunity presented by Tianjin and Shenyang operations, when compared to the opportunities in the digital publishing and TCS technology, did not process the substainable competitive advantages that are exhibited by the newer technologies. In view of the limited capital resources, the Company decided to preserve its capital for investments in the Qinnet E-Book and the development of TCS technology. The Company has wound down the business operations of Tianjian Qinnet and Shenyang Qinnet in an orderly manner. During the fourth quarter of year 2001, the Company provided for an impairment loss of $1,168,955 related to its investments in these projects.

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                       (a  development  stage  company)

         NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                               September 30, 2002
                                   (Unaudited)

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

NOTE  C  -  REALIZATION  OF  ASSETS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $1,729,179 for the nine months ended September 30, 2002 and has cumulative net losses of $9,996,618 from inception (May 31, 1989) through September 30, 2002. As of September 30, 2002, the Company had a negative working capital of $1,193,510 and a deficit in stockholders equity of $916,310. In addition, the Company is a development stage entity and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to these matters are to continue to raise additional capital from selling the Company's stock. During the nine months ended September 30, 2002, the Company completed the sale of 182,150 stock units for net proceeds of $364,319 (Note J). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  D  -  LOAN  AND  INTEREST  RECEIVABLE

In June 2000, the Company loaned $100,000 to an individual, who provided assistance in financing the Company, with interest at 7% per annum. The note is payable on demand. During the quarter ended September 30, 2002, the Company made a full provision of $116,508 for the outstanding loan and accrued interest receivable.

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                       (a  development  stage  company)

         NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                               September 30, 2002
                                   (Unaudited)

NOTE  E  -  QINCOM

The Company's revenue has been primarily derived by Qincom from the sale of voice over Internet protocol long distance telephone services on a wholesale basis. Revenue is recognized upon delivery of the services. The Company had only one customer during the three-month and nine-month periods ended September 30, 2002, and the Company does not consider its Internet phone services to be its primary business. The Company suspended its long distance telephone services in August 2002 and has made a full provision for the remaining accounts receivable as of September 30, 2002. During the quarter ended September 30, 2002, the Company sold equipment used by Qincom with a carrying value of $25,000 for $40,000 and recorded a gain of $15,000.

NOTE  F  -  RELATED  PARTY  TRANSACTIONS

During the three-month and nine-month periods ended September 30, 2002, the Company incurred management fees of $44,516 and $164,516, respectively, to a director and an ex-director of the Company. During the three-month and nine-month periods ended September 30, 2001, the Company incurred management fees of $60,000 and $180,000, respectively, to a director and an ex-director of the Company.

During the three-month and nine-month periods ended September 30, 2002, the Company incurred consulting fees of $53,548 and $233,548, respectively, to a director and a former director of the Company. During the three-month and nine-month periods ended September 30, 2001, the Company incurred consulting fees of $99,000 and $133,000, respectively, to a director and a former director of the Company.

The Company incurred accounting fees of $3,368 and $3,368 during the three-month and nine-month periods ended September 30, 2002, respectively, to a director of the Company.

The Company incurred consulting fees of $60,000 and $180,000 to a shareholder during the three-month and nine-month periods ended September 30, 2002, respectively. The Company incurred consulting fees of $60,000 and $180,000 to a shareholder during the three-month and nine-month periods ended September 30, 2001, respectively.

NOTE  G  -  FOREIGN  CASH  BALANCES

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

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                       (a  development  stage  company)

         NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                               September 30, 2002
                                   (Unaudited)

NOTE  H  -  NOTES  PAYABLE  TO  BANK  AND  SHORT  TERM  INVESTMENTS

Two fixed term deposits amounting to US$1,999,995 (RMB16,552,139) have been pledged to a bank to secure bank loans of US $1,933,280 (RMB16,000,000) as of September 30, 2002. One of the fixed term deposits for US $1,000,000 accrues interest at 5.3125% and will mature on December 14, 2002. The other term deposit for US $999,995 accrued interest at 1.1875% and matured on October 16, 2002. Upon mature, the proceeds are used to repay the bank loan of RMB8,000,000 which mature on the same day. These short-term investments are denominated in U.S. dollars and are used as collateral for the Company's notes payable with the bank, which provides RMB for local purposes.

One of the bank loans of US $966,640 (RMB8,000,000) with an interest rate of 5.04% per annum was repaid upon maturity on October 16, 2002. The other bank loan of US $966,640 (RMB8,000,000) with an interest rate of 5.85% per annum is payable on December 14, 2002.

NOTE  I  -  CONVERTIBLE  SHORT-TERM  LOAN

On July 1, 2002, the Company issued a convertible promissory note in exchange for $50,000 received from a third party. The note and any unpaid interest at 12% per annum is due on October 1, 2002. The promissory note is convertible at the holder's option into a stock unit at a conversion rate of $1.00 per common share upon maturity. Each stock unit consists of one share of the Company's common stock and one stock warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.00 per share and expires on June 30, 2004. The note is carried net of discount of $7,500, which is the intrinsic value of the beneficial conversion feature as calculated at the date of issuance. The note discount has been amortized over the term of the note using the interest method. The Company is in the process of negotiating with the third party to convert the note into stock units.

NOTE  J  -  STOCKHOLDERS'  EQUITY

In January 2002, the Company completed the sale of 132,150 stock units at a price of $2.80 per unit for gross proceeds of $370,020. Each unit consists of one share of the Company's common stock and one stock warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.80 per share and expire on January 30, 2004. The Company incurred stock issuance costs of $55,503, of which $37,004 was paid in cash and the remaining $18,499 was paid through the issuance of 6,607 stock units with the same terms. The stock issued in settlement of the issuance costs was valued at the fair market value of the common stock at the date of the transaction. On October 22, 2002, the exercise price of the stock warrants was renegotiated and changed to $0.10 per share when the stock was trading at $0.08 per share.

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                       (a  development  stage  company)

         NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                               September 30, 2002
                                   (Unaudited)


NOTE  J  -  STOCKHOLDERS'  EQUITY  (Continued)

In June 2002, the Company completed the sale of 50,000 stock units at a price of $1.00 per unit for net proceeds of $50,000. Each stock unit consists of one share of the Company's common stock and one stock warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.00 per share and expire on June 30, 2004.

NOTE  K  -  LOSS  PER  SHARE

For the three and nine months ended September 30, 2002 and 2001, the denominator in the computation of diluted loss per share was the same as the denominator for basic loss per share due to antidilutive effects of warrants, stock options and shares underlying convertible debt. As of September 30, 2002, the Company had outstanding common stock equivalents consisting of stock options of 1,346,000, warrants of 188,757, and shares for convertible debt of 50,000 that were antidilutive and excluded from the computation of loss per share. As of September 30, 2001, the Company had outstanding common stock equivalents consisting of stock options of 2,260,000 that were antidilutive and excluded from the computation of loss per share.

NOTE  L  -  THIRD  QUARTER  ADJUSTMENT

During the three months ended September 30, 2002, the Company recorded an adjustment of $86,583 to reduce the amount of losses allocated to the Minority shareholders due to the misclassification of amounts funded by the joint venture partners as equity instead of advances. The advances have been reclassified as Payable to joint venture partner at September 30, 2002. Had these advances been properly classified at March 31, 2002 and June 30, 2002, the Company's Net Loss would have increased by $20,383 and $66,200 to $465,066 and $568,378 for the three months ended March 31, 2002 and June 30, 2002, respectively.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors included as Exhibit 99.3 to this Form 10-QSB Quarterly Report, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

PLAN  OF  OPERATIONS

Our plan of operations over the next twelve months includes the following elements, subject to us achieving the required financing:

1.     Electronic  Book  Publishing
       ----------------------------

The primary focus of our plan of operations over the next twelve months is to pursue our activities in Liaoning Qinnet. We have completed the development of our electronic reading device, branded as Q-Reader, and are preparing for its commercial sales. We plan to negotiate with our Chinese joint venture partner, Liaoning Publishing Group, to terminate our plan to advance the balance of $2,549,170 to Liaoning Qinnet for our portion of the joint venture expenses. We plan to negotiate with the parent company of our Chinese joint venture partner, Liaoning Publishing Group (LPG), to terminate the agreement to expand the plan of the current operation which requires us to advance the balance of $2,549,170 to Liaoning Qinnet for our portion of the joint venture expenses. The Company has paid in full for its capital contribution to the current joint venture, Liaoning Qinnet. Liaoning Qinnet is a fully incorporated and legalized corporation under the Foreign Corporation Laws of the People's Republic of
China. The Company has no obligation to the joint venture. A termination agreement with LPG would have no effect on the current joint venture owership in which we own 70% and Liaoning Education Press owns 30% and operation. We plan to re-evaluate the business opportunity to determine the further funding plan to allow us to expedite the roll out of the Q-Reader in China and other Southeast Asian countries and to supply the funds necessary to complete the design and initiate the production of the second generation product, the e-Bag. This is a wireless device that will enable a student to inexpensively interface with the main server of a school or university, as well as providing all of the features of the Q-Reader. We have finished the final production design of our Q-Reader for commercial sales. The first 100 units have been produced. Of the 100 units, about 60 units were sold on the market and the rest are being provided to the relevant authorities and organizations for commercial test runs. Subject to all the approval received and satisfaction for the first 100-unit test runs and test sales, the Company plans to produce additional 1,000 units for commercial sales before the end of December 2002. We plan to spend approximately $1,000,000 over the next twelve months on production and marketing of the Q-Reader.

2.     Thin-Client  Server  Technology
       -------------------------------

We  plan  to  continue development of our thin-client server technology ("TCS").
We have completed the system demonstration set-up in Beijing. The terminal development is at the final stage. The pre-sales marketing activity has begun. We, through our wholly owned subsidiary, Beijing Qinnet, have signed two trial memorandums with a school and a commercial bank. These agreements allow us to demonstrate our TCS system at their facilities. Our ability to implement our plan of operations for the development of our thin-client server technology business is subject to our ability to raise additional financing. We plan to spend $800,000 on the TCS project within the next twelve months. These funds will be directed to complete and refine terminal development, system configuration, and marketing and sales activities. With continued terminal development, the line will be expanded to include more features. We also plan to incorporate the TCS platform into a wireless model of the Q-Reader. In addition, we plan to establish a centrally located server system that will accommodate up to 10,000 subscribers in a Wide Area Network environment. The amount of funds that we propose to spend on developing this business will depend upon the amount of funds, if any, available from any financing that we are able to achieve and our subsequent determination based on priorities and business opportunities.

We have contracted with Emsoft Ltd., a Hong Kong based software developer, to provide the operating system software, EmLinux, for us. The operating system software will be a Linux based operating system for the client terminal. The terms of this contract required us to pay an up-front fee of $4,000, with the balance of $15,000 payable within the next twelve months. We will also be required to pay usage fees and a royalty to the software developer based on our sales of TCS terminals and services.

We have also entered into a contract with a major virtual workplace software and services provider to provide us with the independent computing architecture software that we plan to incorporate into our Q-Server thin client server computing terminals to communicate between the client terminal and the server. We anticipate that we will be required to pay usage fees and a royalty to the technology provider based on our sales of TCS terminals and services.

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

4.     QinTop  Communication  Network
       ------------------------------

We have terminated the operations of the QinTop Communication Network, as we have determined to direct our corporate resources to other areas of our operations. QinTop was involved in the wholesale provision of IP based long-distance telephone services.

5.     Tianjin  Qinnet
       ---------------

We have discontinued our previously disclosed plan of operations for Tianjin Qinnet due to market conditions affecting Internet related services. This was our first entry into the Chinese market at a time when Internet services were unique. Since that time, Internet services have become virtual commodities and pricing very competitive resulting in significantly reduced margins. Accordingly, the Company has wound up the operations in an orderly manner.

6.     Shenyang  Qinnet
       ----------------

We  have  discontinued  our  previously disclosed plan of operations of Shenyang

Qinnet. With the discontinuation of extremely competitive Internet related businesses, key technical personnel have been moved to the development of our electronic reading device within Liaoning Qinnet.

We plan to spend approximately $2,500,000 over the next twelve months in order to pursue our plan of operations, provided we achieve the required financing. We plan to spend $1,000,000 on the ebook project to produce and market 5,000 Q-Reader electronic reading devices; $1,000,000 to produce and install 10,000 TCS terminals; $200,000 on QWS marketing and sales; and $300,000 for general working capital. If we fail to raise the required funds to pursue our plan of operations, the Company will have to maintain or reduce it operation or seek other industrial partners. We anticipate spending approximately half of this amount over the next nine months if the required financing is achieved. We had cash in the amount of $38,951, mostly in China, and working capital deficit in the amount of $1,193,510 as of September 30, 2002. Accordingly, we will require significant amounts of additional financing in order to complete our plan of operations. We will plan our expenditures around our capital resources in order to maintain our operations. The amount of expenditures may vary if: (i) we determine to reduce or expand our plan of operations; (ii) the actual costs incurred in pursuing our stated plan of operations are greater or less than anticipated; (iii) we are not successful in achieving revenues upon completion of our stated plan of operations; or (iv) we are not successful in achieving the required financing. While we are currently in discussions to secure additional financing, we do not have any arrangement in place for any debt or equity financing which would enable us to achieve additional financing. There is no assurance that we will be able to secure the required additional financing. There is no assurance that completion of our stated plan of operations will successfully generate the planned revenues or that any revenues generated will be sufficient to fund future operations.

We currently employ approximately 25 people in our operations, mostly in China. We anticipate that we will hire additional employees over the next twelve months if we achieve the financing necessary to implement our plan of operations. Of these additional employees, a majority is anticipated to be located in China. We also plan to expand our management team in North America and China.

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

Revenues

We earned revenues in the amount of $128,410 during the nine months ended September 30, 2002, compared to revenues in the amount of $541,169 for the nine months ended September 30, 2001, representing a decrease of revenues in the amount of $412,759 or 76%. We earned revenues in the amount of $16,812 during the third quarter ended September 30, 2002, compared to revenues in the amount of $198,053 for the third quarter ended September 30, 2001, representing a decrease of revenues in the amount of $181,241 or 92%. Substantially all revenues were derived from our Internet telephone services provided by QinCom Networks. Revenues from our Internet telephone services on a wholesale basis declined as a result of our termination of a major customer due to a default in payment and our determination not to proceed with this aspect of our business in August 2002. We are pursuing legal action to recover the amount owed by the customer, however any amounts recovered will be used by us to pay a telecommunications provider for network services that we purchased in order to enable us to provide wholesale long distance services to the customer. Further, we have curtailed our marketing activities for Internet telephone services as a result of this determination not to proceed with this aspect of our business.

We did not earn any revenues from our Liaoning Qinnet joint venture or any thin-client server operations during the nine months ended September 30, 2002. We terminated our wholesale Internet phone service operations during 2002. We anticipate that we will not earn further revenues from wholesale Internet phone services. Further, there is no assurance that we will be able to generate revenues from our other business operations during 2002 including any sales of Q-Readers. There can be no assurance that further revenues will be generated due to our current lack of financing, the development costs associated with our Liaoning Qinnet Q-Reader joint venture and our thin-client server and solutions software businesses, and our determinations not to proceed with the QinTop, Tianjin Qinnet and Shenyang Qinnet businesses.

Our cost of revenues for the nine months ended September 30, 2002 was $107,768, representing 84% of total revenues. Our cost of revenues for nine months ended September 30, 2001 was $432,221, representing 80% of total revenues. Our cost of revenues for the three months ended September 30, 2002 was $15,735, representing 94% of total revenues. Our cost of revenues for three months ended September 30, 2001 was $116,901, representing 59% of total revenues. The cost of revenues is primarily attributable to telecommunication expenses incurred in connection with the provision of Internet phone services on wholesale basis by Qincom Networks.

Our gross profit for the nine months ended September 30, 2002 was $20,642, compared to a gross profit of $108,948 for the nine months ended September 30, 2001. Our gross profit for the third quarter ended September 30, 2002 was $1,077, compared to a gross profit of $81,152 for the third quarter ended September 30, 2001. Our gross profit was primariy attributable to our Qincom Networks wholesale Internet phone service business during this period.

Operating  Expenses

Our operating expenses decreased to $1,751,487 for the nine months ended September 30, 2002, compared to $1,896,812 for the nine months ended September 30, 2001, representing a decrease of $145,325 or 8%. Our operating expenses decreased to $679,034 for the third quarter ended September 30, 2002, compared to $732,462 for the third quarter ended September 30, 2001, representing a decrease of $53,428 or 7%. The decreases in our operating expenses for the nine months ended September 30, 2002 and for the third quarter were primarily attributable to the reductions to our general and administrative expenses, our management and consulting fees and our start-up costs, as discussed below.

Our general and administrative expenses decreased to $643,082 for the nine months ended September 30, 2002 from $677,284 for the nine months ended September 30, 2001. This decrease was primarily attributable to management curtailing expenses in order to direct financial resources to the continued development of our operations. Efforts to curtail expenses included a reduction to the number of our Chinese operations staff which resulted in a reduction in expenditures in the amount of $42,273. Our general and administrative expenses increased to $397,045 for the third quarter ended September 30, 2002 from $245,607 for the third quarter ended September 30, 2001. The increase is mainly due to a full provision in the amount of $116,508 that has been made for a promissory note receivable in respect of a loan made by us in the amount of $100,000 plus accrued interest. If we are not successful in achieving additional financing, we anticipate our general and administrative expenses will decrease as we will be forced to scale back our operations.

Our consulting expenses, which included management contracts, decreased to $633,917 for the nine months ended September 30, 2002 from $785,591 for the nine months ended September 30, 2001, representing a decrease of $151,674 or 19%. Our consulting expenses, which included management contracts, decreased to $176,068 for the third quarter ended September 30, 2002 from $268,360 for the third quarter ended September 30, 2001, representing a decrease of $92,292 or 34%. The decrease was mainly due to the reduction of consulting fees and management fees incurred after the resignation of two of our former directors in August 2002.

Our marketing expenses increased to $163,870 for the nine months ended September 30, 2002, compared to $104,827 for the nine months ended September 30, 2001. The increase in marketing expenses was due to the marketing studies in the amount of $74,062 that we undertook for the Q-Reader. Our marketing expenses decreased to $21,751 for the third quarter ended September 30, 2002, compared to $39,785 for the third quarter ended September 30, 2001. The decrease was mainly due to a decrease in travel expenses.

We incurred costs in the amount of $84,170 and $310,618 related to the operation of our Liaoning Qinnet joint venture and TCS project during the three month and nine month periods ended September 30, 2002. These costs compare to $178,710 and $329,110 during the three month and nine month periods ended September 30, 2001. The reduction in expenses for the three months ended September 30, 2002 is due to our current lack of operating funds which has forced us to reduce our expenditures on our Liaoning Qinnet joint venture and our TCW project. We anticipate the amount expended on the Liaoning Qinnet joint venture and TCS project will increase if we are able to achieve the financing required to enable us to meet our funding obligations under the joint venture. This lack of funding is delaying our roll-out of the Q-Reader product and TCS product.

Net  Loss

We incurred a net loss in the amount of $1,729,179 for the nine months ended September 30, 2002, compared to a net loss of $1,656,103 for the nine months ended September 30, 2001. We incurred a net loss in the amount of $782,318 for the third quarter ended September 30, 2002, compared to a net loss of $576,968 for the third quarter ended September 30, 2001. The decreases to our net losses were primarily attributable to our decreased general and administrative expenses.

Liquidity  and  Capital  Resources

We had cash in the amount of $38,951 as of September 30, 2002, mostly in China, compared to cash of $367,807 as of December 31, 2001. We had a working capital deficit in the amount of $1,193,510 as of September 30, 2002, compared to a working capital deficit in the amount of $60,070 as of December 31, 2001.

Cash used by us in operating activities decreased to $1,017,950 for the nine months ended September 30, 2002, compared to $1,762,106 for the nine months ended September 30, 2001. Cash used in operating activities was reduced in part due to an increase in accounts payable and accrued liabilities in the amount of $473,720. Accounts payable and other accrued liabilities increased to $1,066,476 as of September 30, 2002 from $592,756 as of December 31, 2001.
Management anticipates that cash used in operating activities will continue at the current levels through December 31, 2002. Accounts payable and other accrued liabilities are expected to increase during our fourth quarter.

Cash provided by financing activities increased to $655,181 for the nine months ended September 30, 2002 compared to $120,148 for the nine months ended September 30, 2001. The increase in cash provided by financing activities was attributable to sales of our common stock and additional cash injection from our Liaoning Qinnet joint venture partner in the amount of $240,862. We did not complete any sales of shares of our common stock during the three months ended September 30, 2002.

We currently have options to purchase a total of 112,000 shares of our common stock outstanding at a price of $10.00 per share and options to purchase 1,234,000 of our common stock at a price of $5.00 per share. None of these options have been exercised as of November 12, 2002.

We defaulted on a promissory note in the amount of $50,000 due on October 1, 2002 to an investor. We were in negotiations with the investor regarding the default. These negotiations were not successful and the investor and the investor has instituted legal proceedings against us to collect the amount due under the promissory note.

We completed a private placement of 138,757 units at a price of $2.80 US per unit on January 24, 2002 to certain investors (the "Investors"). Each unit consisted of one share of our common stock and one share purchase warrant (each a "Warrant"). Each Warrant entitled the holder to purchase one share of common stock of the Corporation at a price of $2.80 US per share until January 30, 2004. We had agreed to file a registration statement to qualify the resale of the shares underlying the Units with the United States Securities and Exchange Commission statement, we have negotiated a reduction to the exercise price of the Warrants from $2.80 to $0.10 per share in consideration of the agreement of the Investors to waive the Corporation's obligation to file a registration statement.

We will require additional capital if we are to complete our stated plan of operations. Our plan of operations calls for us to spend approximately $2,500,000 over the next twelve months, if we achieve the required financing. Our current monthly operating expenses are approximately $50,000 per month. We have a working capital deficit and our revenues currently are not sufficient to cover our operating expenses. Accordingly, we immediately require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or placement of convertible debt. We are presently in the process of negotiating private placements of our securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our marketing and sales efforts and may implement additional actions to reduce expenditures, including withdrawing from our joint ventures, reducing staff, reducing the level of services, selling assets, disposing of business units or suspending some or all of our operations.

We anticipate that we will continue to incur losses for the foreseeable future based on our expectation that we will incur substantial marketing and operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.


ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Weiguo Lang and our Chief Financial Officer, Mr. Danny Hon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings

Our subsidiary, Qincom Networks Inc., commenced action against Sunny International Service Corporation in February 2002 in the British Columbia Supreme Court. Qincom Networks is claiming an amount of approximately $196,000 CDN (equal to approximately $124,000 US) arising from the non-payment by Sunny for wholesale long distance services that were provided by Qincom Networks. Trial for this action was originally set for late August 2002 but has been postponed. A new trial date has not yet been set. We anticipate that any funds that we recover in this action will be used by us to pay a telecommunications provider for network services that we purchased in order to enable us to provide wholesale long distance services to Sunny. If we are not successful in recovering against Sunny, then the telecommunications provider may commence action against us to recover the amounts we owe.

We have been named as a third-party defendant in a law suit commenced in Nevada by one of our former shareholders. The former shareholder has sued our transfer agent, Pacific Stock Transfer Company, of Las Vegas, Nevada, and has claimed damages in excess of $75,000 arising from the alleged failure by our transfer agent to remove a restrictive legend from the shareholder's share certificate. Our transfer agent has named us as a third-party in the law suit and has claimed for indemnification by us for any liability to the shareholder. We maintain that our transfer agent has no liability to the shareholder. However, if our transfer agent is found liable, then we may be required to indemnify our transfer agent under the terms of our agreement with the transfer agent.

We have been named in legal proceedings commenced against us in Pennsylvania by one of our investors. We have not been served with the particulars of these legal proceedings. We believe that this litigation has been commenced against us by the investor who advanced $50,000 to us as a short term loan due October 1, 2002. We are in default of repayment of this loan due to our current lack of operating funds.

Item  2.  Changes  in  Securities

We did not complete the sale of any securities without registration under the Securities Act of 1933 during the nine months ended September 30, 2002.


Item  3.  Defaults  upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2002.


Item  5.  Other  Information

On August 15, 2002 Fredric R. Mann ("Mann"), the President, Chief Executive Officer and Chief Financial Officer and Paul Schwartz, the Chief Operating Officer, resigned as directors and officers of the Company. At the time of their resignations Messrs. Mann and Schwarz were refusing to sign the Company's Form 10QSB unless the Company agreed to substantially increase their equity positions. They were also in a dispute with a representative of GSG Global Synergy Group (the "GSG Representative"), which was providing management services to the Company, refusing to release to them share certificates for shares registered in their names with respect to which the GSG Representative claimed they were not entitled to possession until they satisfied certain conditions.

Mr. Mann did not state a specific reason for his resignation but in a letter to the GSG Representative referred vaguely to discussions related to "financial situation, equity and organization". Mr. Schwartz indicated that his resignation was related to his share position. The Company, in the circumstances, concluded that both Messrs. Mann and Schwartz had resigned because of the refusal of the Company to issue additional shares to them and the refusal of the GSG Representative to release the shares registered in their names. In a letter dated August 22, 2002 Mr. Mann wrote to the Company's
Chairman seeking to be reinstated as a director and indicating that his resignation had been because of concerns about the accuracy of the auditor's representation letter he was required to sign in connection with the 10QSB and the refusal of the consultant to deliver the shares. Mr. Mann subsequently did sign an amended audit representation letter.

Subsequently, on September 3, Mr. Mann wrote to the Company alleging that his resignation related to a number of factors including the role, and disclosure of the role of the GSG Representative, signatories for the Company's bank accounts, collection of outstanding loans, refusal of the GSG Representative to deliver shares, expenses reimbursement and recording of transactions by the Company's Chinese subsidiaries. The Company believes these are not the true reasons for Mr. Mann's resignation and are not credible because they are inconsistent with filings and audit representation letters signed by him. The Company believes they represent an after the fact attempt to justify his ill advised resignation for reasons related to his personal interest although given the inconsistent positions taken by Mr. Mann in the course of this matter it is difficult to ascertain the reasons for his resignations.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

Exhibit
Number    Description of Exhibit
--------------------------------------------------------------------------------
99.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
99.2
          Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
99.3      Risk  Factors  (2)
--------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
(2) Incorporated by reference from company's Form 10QSB filed on May 20, 2002.

--------------------------------------------------------------------------------

REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002 and we have not filed any Current Reports on Form 8-K since
September  30,  2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

Q-NET  TECHNOLOGIES,  INC.

Date:     December  6,  2002


By:  /s/ WEIGUO  LANG
     ---------------------------
     WEIGUO  LANG
     PRESIDENT,  CHIEF  EXECUTIVE  OFFICER
     AND  DIRECTOR



By:  /s/ DANNY  HON
     ---------------------------
     DANNY  HON
     CHIEF  FINANCIAL  OFFICER
     AND  DIRECTOR

                                 CERTIFICATIONS

I, WEIGUO LANG, Chief Executive Officer of Q-Net Technologies, Inc. (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form10-QSB of Q-Net Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   December  6,  2002         /s/ WEIGUO  LANG
                                   ___________________________________
                                   (Signature)

                                   President  and  Chief  Executive  Officer
                                   ___________________________________
                                   (Title)

                                 CERTIFICATIONS

I, DANNY HON, Chief Financial Officer of Q-Net Technologies, Inc. (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form10-QSB of Q-Net Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   December  6,  2002         /s/ DANNY  HON
                                   ___________________________________
                                   (Signature)

                                   Chief  Financial  Officer
                             ___________________________________
                                   (Title)