Form 10KSB
period 2002-12-31
Q NET TECHNOLOGIES INC
filed 2004-02-09
CIK 1100891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                           Commission File No. 0-28659

                            Q-NET TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                                           75-2610514
   (State or other jurisdiction                            (I.R.S.  Employer
of incorporation or organization)                          Identification No.)


13428 Maxella Avenue, Suite 291, Marina Del Ray, California           90292
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number  561-750-3922

Securities registered under Section 12(b) of the Exchange Act:    NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.00001 per share.
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [ ] Yes [ X ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ]

The Company's revenues for the fiscal year ended December 31, 2002 were $29,045.

The aggregate market value for the Registrant's voting common stock held by non-affiliates based upon the closing bid price for the common stock on May 23, 2003, as reported on the Over the Counter Bulletin Board, was approximately $889,900. Shares of common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.00001 per share, 17,798,004 shares issued and outstanding as of September 30, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

The documents incorporated by reference are listed as Exhibits 1-8, respectively, under Item 13.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                            Q-NET TECHNOLOGIES, INC.
                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS


                                                                                 PAGE
                                                                               --------
PART  I

Item  1.      Description  of  Business                                           1
Item  2.      Description  of  Property                                          15
Item  3.      Legal  Proceedings                                                 15
Item  4.      Submission of Matters to a Vote of Security Holders                16

PART  II

Item  5.      Market  for Common  Equity and Related Stockholder Matters         16
Item  6.      Management's Discussion  and  Analysis or Plan of Operation        20
Item  7.      Financial Statements                                               29
Item  8.      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                         29

PART  III

Item  9.      Directors and Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                29
Item  10.     Executive Compensation                                             31
Item  11.     Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder matters.                                 36
Item  12.     Certain Relationships and Related Transactions                     37
Item  13.     Exhibits, List and  Reports  on  Form  8-K                         40
Item  14.     Control and Procedures.                                            43

SIGNATURES                                                                       44

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                       F-1


                                     PART I
                                     ------

This Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate", "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward- looking" information. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of our Company to be materially different from those which may be expressed or implied by such statements. The factors listed in the section entitled "Risk Factors" incorporated by reference into the section "Management's Discussion and Analysis or Plan of Operation", as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM  1.      DESCRIPTION  OF  BUSINESS

Q-Net Technologies, Inc. ("Q-Net", "we", "us", "our", and "company" refer to Q-Net Technologies, Inc., a Delaware corporation unless the context otherwise requires) is a development stage enterprise as our primary business objectives have not been fully achieved. We are focusing our resources on completing the development of our Qinnet E-Book and the Thin Client Server (TCS) technologies. We further anticipate that revenues from operations will initially be insufficient to cover these development expenses. As a result, we are fully dependent upon management and significant stockholders to provide sufficient working capital until commencement of profitable operations. There is no assurance that we will be able to raise the necessary capital to fund our initial and continuing operations.

                              CORPORATE BACKGROUND

We are a Delaware corporation that was incorporated on May 31, 1989 as Specialists, Inc. In 1996, Specialists, Inc. amended its Certificate of Incorporation to change its name to Eastern Group International Co., Ltd. Also during 1996, Eastern Group International Co., Ltd. issued 7,714,000 shares of common stock in exchange for $50,000 and changed its name to Telespace Limited. In December 1999, Telespace Limited changed its name to Qinnet.com, Inc. On April 13, 2000, Qinnet.com acquired all of the issued and outstanding shares of Internet Corporation of America. On August 13, 2001, the Company changed its name to Q-Net Technologies, Inc.

ACQUISITION OF QINNET HOLDINGS CORP. We entered into an agreement dated January 12, 2000 to merge with Qinnet Holdings Corp. ("Qinnet Holdings"), a Washington State corporation. Both the Company and Qinnet Holdings share common directors, officers and shareholders. On March 14, 2001, we extended an offer to accredited United States shareholders and non-Canadian foreign shareholders to exchange their shares in Qinnet Holdings for shares in the Company on the basis of one share of the Company's common stock for each share of Qinnet Holdings common stock. As of April 23, 2001, 12,275,100 shares had been exchanged, representing approximately 93.8% of the outstanding shares of Qinnet Holdings. Further offers were made to remaining Canadian shareholders of Qinnet Holdings to acquire their remaining 813,000 shares of Qinnet Holdings, representing approximately 6.2% interest. For the remaining 6.2% acquisition of Qinnet Holdings, we issued 1.05 shares of the Company's common stock for each share of Qinnet Holdings common stock. As of June 8, 2001, we completed the acquisition of all the remaining shares of Qinnet Holdings. We now own all of the issued and outstanding shares of Qinnet Holdings.

Qinnet Holdings was incorporated on April 26, 1999 in the state of Washington. Qinnet Holdings was a development stage enterprise and had two wholly-owned subsidiaries: Beijing Qinnet Electronic Technologies Co., Ltd. ("Beijing Qinnet"), established in the People's Republic of China ("PRC") on December 6, 1999, and Qincom Networks, Inc. ("Qincom"), a British Columbia, Canada company established on August 22, 2000. Qincom previously provided long distance calling wholesale services from Canada to the PRC through voice over Internet protocol ("VOIP") technology. On May 30, 2002, the Company incorporated Sonnetvoice Communications Inc. ("Sonnet"), a Canadian company, to develop the long distance calling retail services from Canada to the PRC. However, in August 2002, we suspended our long distance telephone services.

BEIJING QINNET. Beijing Qinnet participated in two joint venture agreements with Chinese Internet companies and had options to purchase equity interests in these joint ventures. These two joint ventures were carried out by two operating corporations, Tianjin Xiandao Information Network Co., Ltd. ("Tianjin Qinnet") and Shenyang Qinnet Brainn Informerce Co., Ltd. ("Shenyang Qinnet"). Shenyang Qinnet was in the business of providing Internet web site design, e-commerce, customer and technical support services. Tianjin Qinnet was in the business of providing Internet access services. Mr. Weiguo Lang, the Chairman and a director of the Company, was the registered owner of 51% ownership interest in Shenyang Qinnet and 70% ownership interest in Tianjin Qinnet as the investment regulations in the PRC did not permit foreign ownership of PRC entities operating directly in the Internet, telecom and related industries at the time. Beijing Qinnet provided Mr. Lang with funds of $1,168,955 to purchase equity interests in these joint ventures. Further, Beijing Qinnet had the option to increase its ownership interest in this joint venture to 70% for an additional $200,000. Exercise of the other option would transfer 70% ownership of Tianjin Qinnet to Beijing Qinnet and would require the payment of RMB 70,000 or approximately $8,460. The option agreements have a five-year term expiring on March 24, 2005. The option arrangements were structured to enable Beijing Qinnet to comply with PRC foreign ownership laws and restrictions. The option was transferable by Beijing Qinnet to give flexibility in structuring its ownership arrangement.

During the forth quarter of year 2001, we determined that the business opportunity presented by Tianjin and Shenyang operations, when compared to the opportunities in the digital publishing ("e-Books") and thin client server (TCS) technologies, did not possess the sustainable competitive advantages that are exhibited by the newer technologies. In view of our limited capital resources, we decided to preserve our capital for investment in the development of TCS and e-Book technologies. Accordingly, we wound down the business operations of Tianjian Qinnet and Shenyang Qinnet in an orderly manner. During the fourth quarter of year 2001, we provided for an impairment loss of $1,168,955 related to our investments in these projects.

LIAONING QINNET E-BOOK TECHNOLOGIES CO., LTD. JOINT VENTURE. We entered into a joint venture agreement dated July 11, 2000 with Liaoning Education Press ("LEP"), a wholly owned subsidiary of Liaoning Publishing Group of Companies ("LPG"), to carry out a joint venture electronic book publishing, manufacturing and distribution business in the PRC. A joint venture company, Liaoning Qinnet E-book Technologies Co., Ltd. ("Liaoning Qinnet"), was incorporated in accordance with the Enterprise Laws of the PRC. As of December 31, 2002, we contributed $280,000 for a 70% interest in this joint venture while LEP contributed $120,000 in consideration for a 30% interest. Further, we advanced $225,988 to Liaoning Qinnet as of December 31, 2002.

RECENT DEVELOPMENTS. In August 2002, we appointed a new management team as part of a management and corporate governance restructuring. Accordingly, Mr. Fredric
R. Mann resigned as our Chief Executive Officer, Chief Financial Officer and Director and Mr. Paul Schwartz resigned as our Chief Operating Officer, Secretary, Treasurer and Director. Weiguo Lang became our Chief Executive Officer and Danny Hon became our Acting Chief Financial Officer. Subsequently, in January 2003, James D. Baker assumed the role of President and Chief Executive Officer. Since the restructuring, Messrs. Baker and Hon have conducted, and have instructed management to conduct, a comprehensive review and evaluation of the Company's disclosure controls and procedures to ensure that information required to be filed or submitted to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the required time periods. The review and evaluation is now complete. In addition to the foregoing, we continue to face significant new challenges (which are more fully described under "Certain Risks Affecting Business, Operating Results and Financial Condition - Risks Related to Recent Developments" and Item 3, "Legal Proceedings").

In December 2002, we engaged a new independent accounting firm, Moore Stephens Ellis Foster Ltd., to audit our historical consolidated annual financial statements and to review the Company's historical consolidated unaudited interim financial statements.

In September 2001, the Company's subsidiary, Qinnet Ebook, entered into agreements to transfer back the Internet Development, Editing and Multimedia departments ("Education Department") to its Chinese shareholder and joint venture partner, Liaoning Publishing Group ("LPG") on September 30, 2001. The Company did not record the transaction in fiscal 2001 as both parties could not come to an agreement in terms of the amount and method of payment for the transferring of the three departments. There were no revenues from these departments in 2002 and 2001 reported in the accompanying consolidated statements of operations.

                                    OVERVIEW

Our principal business strategy is to develop and provide value-added information technologies for the commercial needs of consumers and businesses in China and other selected countries to be determined by us. We believe our technologies are well positioned to provide such solutions. Our ability to carry our plan of operations is currently limited by our lack of financial resources. Our business activities in China include:

1. joint venture to develop an electronic book publishing ("e-Book") business in the PRC;
2. the development of a thin-client server computer system ("TCS") business in the PRC; and
3. developing and marketing Internet solution software ("QWS") to Chinese customers.

OUR BUSINESS. Our business is summarized as follows:

1. ELECTRONIC BOOK PUBLISHING. A primary focus of our plan of operations over the next twelve months is to pursue our activities in Liaoning Qinnet. We have completed the development of our electronic reading device, branded as Q-Reader, and are preparing for its commercial sales. We have negotiated with LPG to terminate the agreement to expand the plan of the current operation, which required us to advance the balance of $2,549,170 to Liaoning Qinnet for our portion of the joint venture expenses. Accordingly, we have paid in full our capital contribution to Liaoning Qinnet and have no further obligation. A termination agreement with LPG would have no effect on the current joint venture ownership in which we own 70% and LEP owns 30% of Liaoning Qinnet. We plan to re-evaluate this business opportunity to determine a further funding plan to allow us to expedite the roll out of the Q-Reader in China and other Southeast Asian countries and to provide the funds necessary to complete the design and initiate the production of the second-generation product, the e-Bag. This is a wireless device that will enable a student to inexpensively interface with the main server of a school or university, as well as providing all of the features of the Q-Reader. We have finished the final production design of our Q-Reader for commercial sales. As of March 2003, we produced and sold 572 units to LPG. We have also received a purchase order of 2000 units, which are being manufactured and expected to be delivered to the purchaser before the end of December 2003. We plan to spend approximately $500,000 over the next twelve months on production and marketing of the Q-Reader, depending upon financing.

2. THIN-CLIENT SERVER TECHNOLOGY BUSINESS. We plan to continue development of our thin-client server technology ("TCS"). We have completed the system demonstration set-up in Beijing. Our designed TCS terminal development is at the final stage. Configurations of other brand TCS terminals for different applications and for interfacing with different clients servers have also been completed. The pre-sales marketing activity has begun. We, through our wholly owned subsidiary, Beijing Qinnet, have almost completed the commercial contract with a garment company and received 90% payment. The remaining 10% is scheduled to be paid before the end of November 2003 after the final system test run is completed. Our marketing activities have demonstrated the demands for our TCS system. Our ability to implement our plan of operations for the deployment of our TCS system is subject to our ability to raise sufficient financing. We plan to spend $100,000 on the TCS project within the next twelve months. These funds will mainly be utilized for marketing and sales. With continued terminal development, the line will be expanded to include additional features. We also plan to incorporate the TCS platform into a wireless model of the Q-Reader. In addition, we plan to establish a centrally located server system that will accommodate up to 10,000 subscribers in a Wide Area Network environment. The amount of funds that we propose to spend on developing this business will depend upon the amount of funds, if any, available from any financing that we are able to achieve and our subsequent determination based on priorities and business opportunities.

We have contracted with Emsoft Ltd., a Hong Kong based software developer, to provide the Linux based embedded operating system software, EmLinux, for our client terminal. The terms of this contract required us to pay an up-front fee of $4,000, with the balance of $15,000 payable in phases of development. To date, we have paid $9,000. We will also be required to pay usage fees and a royalty to the software developer based on our sales of TCS terminals and services.

We have also entered into a contract with Citrix, a major virtual workplace software and services provider to provide us with the independent computing architecture ("ICA") software that we plan to incorporate into our Q-Server TCS terminals to communicate between the client terminal and the server. We anticipate that we will be required to pay usage fees and a royalty to the technology provider based on our sales of TCS terminals and services.

3. INTERNET SOLUTION SOFTWARE. We have completed the development and are ready to market the Internet solution software ("QWS") developed by Beijing Qinnet. We do not expect to realize significant revenues until such time as we undertake broad based marketing efforts. We currently do not have the ability to undertake these marketing efforts due to our current limited funding. Accordingly, our ability to complete sales of this software is subject to our obtaining further financing and our determination that the continuation of this operation is viable as compared to alternative uses of capital.

4. QINTOP COMMUNICATION NETWORK. We have terminated the operations of QinTop Communication Network, in August 2002, which was set up for VOIP services with Qincom, as we have decided to terminate the Qincom operation and to direct our corporate resources to other areas of our operations. QinTop was involved in the wholesale provision of IP based long-distance telephone services.

5. TIANJIN QINNET. We have discontinued the operations of Tianjin Qinnet due to changes of the market conditions affecting the Internet related services in China. This was our first entry into the Chinese market at a time when Internet services were unique. Since that time, Internet services have become virtual commodities and very competitive pricing, resulting in significantly reduced margins. Accordingly, we wound up the operations in an orderly manner.

6. SHENYANG QINNET. We have discontinued the operations of Shenyang Qinnet in the last quarter of the year 2001. Shenyang Qinnet was a portal and e-commerce services provider based in Shenyang, Liaoning, China. With the discontinuation of extremely competitive Internet related businesses, key management and technical personnel have been moved to the development of our electronic reading device within Liaoning Qinnet.

7. QINNET EBOOK. In September 2001, the Company's subsidiary, Qinnet Ebook, entered into agreements to transfer back the Internet Development, Editing and Multimedia departments ("Education Department") to its Chinese shareholder and joint venture partner, Liaoning Publishing Group ("LPG") on September 30, 2001. There were no revenues from these departments in 2002 and 2001 reported in the accompanying consolidated statements of operations.

We plan to spend approximately $700,000 over the next twelve months in order to pursue our plan of operations, provided we achieve the required financing. We plan to spend $500,000 on the e-Book project to produce and market approximately 3,500 Q-Reader electronic reading devices; $100,000 to produce and market approximately 700 TCS terminals; $25,000 on QWS marketing and sales; and $75,000 for general working capital. If we fail to raise the required funds to pursue our plan of operations, we will have to maintain or suspend some of these operations or seek other industrial partners.

We had cash and cash equivalents in the amount of $132,557, mostly in China, and working capital deficit in the amount of $1,551,485 as of December 31, 2002. Accordingly, we will require significant amounts of additional financing in order to complete our plan of operations. We will plan our expenditures based on our capital resources in order to maintain our operations. The amount of expenditures may vary if: (i) we determine to reduce or expand our plan of operations; (ii) the actual costs incurred in pursuing our stated plan of operations are greater or less than anticipated; (iii) we are not successful in achieving revenues upon completion of our stated plan of operations; (iv) we are not successful in achieving the required financing; and/or (v) we determine to pursue other or additional more profitable business opportunities to the existing operations. While we are currently in discussions to secure additional financing, we do not have any arrangement in place for any debt or equity financing which would enable us to achieve additional financing. There is no assurance that we will be able to secure the required additional financing. There is no assurance that completion of our stated plan of operations will successfully generate the planned revenues or that any revenues generated will be sufficient to fund future operations.

Our business plan may differ from our stated plan of operations. We may decide not to pursue all or part of our stated plan of operations. In addition, we may modify our stated plan of operations if actual costs are greater than anticipated, if we are not able to achieve financing or if we secure financing in order to expand or accelerate our plan of operations or if we identify and obtain additional more profitable business opportunities.

                                    EMPLOYEES

As of December 31, 2002, we had approximately 40 employees. However, due to the lack of capital, as of October 1, 2003, there are 16 employees left in both Beijing Qinnet and Liaoning Qinnet, among whom 6 are technical staff, 2 are in sales, 3 perform accounting functions and 5 perform administration and management functions. Mr. James Baker is our president and chief executive officer; and Mr. Danny Hon is our chief financial officer. Mr. Baker devotes his full time to our business. The remaining employees are employed in our operations in China. We anticipate hiring additional employees over the next twelve months if we are successful in implementing our plan of operations. Of these additional employees, most of them are anticipated to be located in China. We plan on adding to our management teams in North America and China. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe our relations with our employees are good.

                             COMPETITIVE CONDITIONS

The Company's technologies, products and services compete with those of other companies. Many of the Company's present and potential future competitors have, or may have, substantially greater resources than us to devote to further technological and new product developments. We believe that we will compete effectively based primarily on the originality of our concepts, the speed with which we can introduce such concepts to the market, the uniqueness of our designs, the focus of our business approach, the extensiveness of our business relationships, the quality and innovation of our technologies and our ability to identify and meet consumer needs.

ELECTRONIC BOOK PUBLISHING MARKET. The market for e-Books is developing. However, a number of companies of significant size and strength (such as Microsoft, Hewlett Packard and Palm) have introduced products to compete in the field. In addition, the Company faces competition from the distribution of electronic content over the Internet. There is a substantial risk that these competitors will achieve commercial acceptance in the Chinese market before we are able to complete the development of our electronic book reading device and commence marketing of our product to consumers. To successfully compete with anticipated competition, we entered into our joint venture with LPG in order to secure access to a large volume of Chinese book publications on an exclusive basis to the joint venture. Our withdrawal from the content aggregation and digitization component of the business no longer guarantees this exclusive access. On the other hand, as more freedom of Chinese government controls over the content continues to occur, we have developed more sources and channels of the content other than LPG. These sources are ready to become our content providers and/or partners in China.

As the electronic book publishing market is new, there is no assurance as to the price that Chinese consumers will be prepared to pay for our planned electronic book reading device and services. Although we have planned to market our products and services at prices that will exceed our costs, there is no assurance that we will be able to realize the anticipated price from Chinese consumers. In addition, new competitors with greater financial resources and brand name recognition may enter the market and offer competing products and services at prices that are below the prices that we plan to offer for our products and services, with the result that we may have to adjust our prices for our electronic book products and services at lower than anticipated prices.

THIN-CLIENT SERVER TECHNOLOGY. The TCS market is new and evolving and there is no assurance that this technology will achieve acceptance by consumers. We plan to market this technology to Chinese consumers on the basis that it offers a more affordable alternative to traditional personal computers and personal computer based systems. We believe that a TCS will be able to offer many of the features and functions of a traditional personal computer based system at a more affordable price to consumers. A TCS based system will be less expensive than a personal computer based system, as it does not contain many of the hardware components of traditional personal computers. However, there is no assurance that consumers will prefer TCS to personal computers. Furthermore, prices of personal computers continue to decline with the result that the price differential between a TCS and a personal computer may decline, thereby lowering the price competitive advantage of a TCS.

Given the potential of the TCS market, we anticipate that many large technology and personal computer companies may enter this market. If they decide to enter this market, we will face competition from companies with greater financial resources and brand-name recognition than we have. We may not be able to achieve the financing or consumer acceptance necessary to compete with this competition.

                              GOVERNMENT REGULATION

We intend to ensure that all activities that we undertake in the PRC comply with the strict regulatory climate where many of corporate activities must be approved by the relevant government regulatory authorities. Such regulations are generally based on the size, location and nature of each individual undertaking. Each of these elements generally determines whether a business activity requires local, regional or central government approval. Further, foreign investments in

China are classified into one of three categories: encouraged, restricted or prohibited. In general, foreign investments in projects that attract advanced technology to China are encouraged. As such, we believe that our proposed activities to develop, produce and market the electronic book reader device and the TCS technology and TCS terminals fall into this encouraged category.

Direct foreign ownership of a controlling position in telecommunications and Internet projects are restricted by the PRC government. As such, our equity investments will be limited in these areas. We have consulted with our legal counsel and relevant government agencies in China and have structured and plan to continue to structure our business arrangements such that we will comply with the PRC laws and regulations by entering into business arrangements with qualified joint venture partners when we believe that it is necessary.

ELECTRONIC BOOK PUBLISHING. We must ensure that our electronic publishing joint venture business with LPG complies with all applicable laws and regulations of the PRC. The publishing industry is heavily regulated in the PRC. Companies may not publish books in the PRC unless the related PRC government authorities license them. Accordingly, we will not be able to obtain a license to publish books in the PRC. LEP, our joint venture partner and the wholly owned subsidiary of LPG, is a fully licensed publishing company in the PRC to publish books in China. We have structured our arrangement with LEP to ensure that we comply with all applicable laws and regulations. Our joint venture with LEP has been fully approved by the required local government authority.

THIN-CLIENT SERVER TECHNOLOGY. We must ensure that our TCS projects comply with all applicable laws and regulations of the PRC. These laws and regulations include laws regarding provision of Internet services, provision of Internet content and ownership and provision of telecommunications services. These laws and regulations currently encourage the introduction of computer technology, but restrict foreign ownership of Internet and telecommunications services. We plan to structure our projects in the form of co-operations with Chinese telecommunications companies that already have existing licenses in order to ensure compliance with the applicable laws and regulations of the PRC if we obtain such contracts providing telecommunication and iInternet services. We contemplate that under these co-operation arrangements, we would supply advisory services and equipment to the Chinese partners that would provide the Internet and telecommunications components of the undertaking. We will always position ourselves as a computer and information technology and product provider to fully comply with the laws and regulations in the PRC.

FOREIGN OWNERSHIP LAWS. Qinnet Holdings is the sole owner of Beijing Qinnet that has fully complied with the laws and regulations of the PRC and approved by the PRC government. Beijing Qinnet carries out all the businesses of Qinnet Holdings in China. The PRC laws and regulations currently prohibit direct ownership by Qinnet Holdings of its joint venture businesses that are involved in Internet services, content and other telecommunications activities. However, we have terminated all our Internet services and telecommunication service provision businesses in China, and we do not have risks against the foreign ownership laws.

                            RESEARCH AND DEVELOPMENT

The market for our products and services is subject to rapid and significant changes in technology and frequent new service and product introductions. We believe that one of the keys to our future success will be our ability to enhance our existing technologies and to introduce our products and services on a competitive basis. Accordingly, we will continue to engage in significant research and development activities. The Company's expenditures for research and development for the year ended December 31, 2002, the year ended December 31, 2001 and year ended December 31, 2000 were $89,096, $500,000 and $12,000, respectively. These expenses were incurred in connection with our electronic book reading device joint venture, the TCS project and the QWS software development.

There can be no assurance, however, that we will successfully complete the development of any future technology or that such technology will be compatible with, accepted by or incorporated in the products and services of our products or products of third parties. Any significant delay or failure to develop new or enhanced technology could have a material adverse effect on us.

                              AVAILABLE INFORMATION

Access to our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission's Electronic Data Gathering, Analysis and Retrieval system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

CERTAIN RISKS AFFECTING BUSINESS

This Annual Report on Form 10-KSB contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated or projected in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-KSB. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer. Any forward-looking statements should be considered in light of the factors discussed below.

RISKS RELATED TO RECENT DEVELOPMENTS

Our senior management team only recently joined the Company.

Recently, our senior management team has undergone major changes with the addition of a new Chief Executive Officer and Acting Chief Financial Officer. The structure of our Board of Directors also has been significantly changed. We are subject to certain risks associated with this new management structure, including, among others, risks relating to employee and business relations, managerial efficiency and effectiveness and overall familiarity with our business and operations. We cannot assure you that this major restructuring of our Board of Directors and senior management team will not adversely affect our results of operations.

We cannot assure you that we will not discover instances of historical breakdowns in controls, policies and procedures affecting our previously issued financial statements.

Following our management and corporate governance restructuring, we have made changes in our internal controls; our disclosure controls, policies and procedures; and our corporate governance policies and procedures. While the Company believes that the restructuring and our newly implemented controls, policies and procedures will prevent the occurrence of financial reporting problems in the future, there can be no assurance that we will not discover instances of historical breakdowns in our internal controls, policies and procedures of the types that would lead to a restatement of our historical financial results.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

Because we have only recently commenced business operations, there is no assurance that our business will be profitable or that our business will succeed.

While we were incorporated in 1989, we only commenced our business operations in October 1999 in our current configuration of offering electronic book reading device, TCS and other services. Our operating subsidiary, Qinnet Holdings, was incorporated in June 1999. We are presently in the process of establishing our business operations as an information and computer technology provider and electronic reading device producer in China. Accordingly, we have only a limited operating history with which to evaluate our business. You should consider the risks, expenses and uncertainties that an early stage corporation like ours faces. These risks include our ability or inability to: (i) provide value-added technology, products and services in China; (ii) achieve commercial acceptance of the technology products and services that we plan to offer in China; (iii) expand our existing businesses; (iv) achieve financing to fund our plan of operations; and (v) respond effectively to competitive pressures. If we are unsuccessful in these addressed risks, our business, financial condition and results of operations will be adversely affected and our business may fail.

Because we are still developing our business, we expect our losses to continue.

To date, we have not been profitable and we have earned limited revenues. As our business plan is implemented, we expect to incur increased operating expenses and thus significant losses until sufficient operating revenues can be earned. If we are not able to generate significant revenues from our planned value-added technology, products and services, then we will not be able to achieve profitability.

If we do not obtain additional financing, our business may fail.

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

RISKS RELATED TO OUR BUSINESS

The marketing and market acceptance of our products may not be as rapid as we expected.

The market for our products has only recently begun to develop, is rapidly evolving and is increasingly competitive. Demand and market acceptance for our products are subject to uncertainty and risk. We cannot predict whether, or how fast, this market will grow or how long it can be sustained. Purchases of consumer electronics products are largely discretionary and may be affected by general economic trends in the countries or regions in which such products are offered. If the market for our products develops more slowly than expected or becomes saturated with competitors, our operating results could be adversely impacted.

If we are not successful in completing the development of the Q-Reader, our business will suffer.

We expect to derive a portion of our revenue from the development and sales of our Q-Reader electronic book-reading device. There is no assurance that consumers in China will prefer electronic book reading devices to augment or as an alternative to traditional paper books. Our electronic book publishing business model remains in the development stage and we have begun to generate revenues but the amount has not been significant to date. Our success is dependent upon our ability to implement this business model and the acceptance of our electronic book reader products and services by consumers in China. As a result, we cannot determine at this time the probability of our success in earning income from sales of our planned electronic book publishing products and services.

If our TCS business model is not widely accepted in China, our business will suffer.

We expect to derive a portion of our revenue from the development and sales of TCS computer systems in China. There is no assurance that consumers in China will prefer TCS systems as an alternative to personal computers. Our TCS business model remains in the development stage and we have not earned significant revenues to date. Our success of TCS business is dependent upon our ability to implement this business model and the acceptance of our products and services by consumers in China. As a result, we cannot determine at this time the probability of our success in earning income from sales of our planned TCS products and services.

If our QWS technology is not widely accepted in China, our business will suffer.

We expect to derive a portion of our revenue from the development and sales of QWS technology in China. There is no assurance that consumers in China will purchase our QWS software. Our QWS technology has earned limited revenues to date. Our success is dependent upon our ability to fund the marketing activities for our QWS software in China. As a result, we cannot determine at this time the probability of our success in earning income from sales of our QWS technology.

If social or political conditions in the PRC change, our business operations may be adversely affected

We have established our business operations in the PRC and plan to derive a substantial portion of our revenues from the domestic Chinese market. Social and political conditions in China are more volatile than developed countries. This volatility may cause our operations to fluctuate and make it difficult for our business to grow. Results such as this could then have an adverse effect on our stock price. Historically, such a volatility has been caused by: (i) significant governmental influence over many aspects of local economies; (ii) political uncertainty; (iii) unexpected changes in regulatory requirements; (iv) slow or negative economical growth; and (v) imposition of trade barriers.

We have no control over these matters. Volatility resulting from these matters may decrease our ability to expand our business operations in China, adversely affect Internet availability to Chinese consumers, create uncertainty regarding our operating climate and adversely affect our customer's budgets. All of these factors may adversely impact our business.

If the Chinese currency depreciates relative to the U.S. dollar, then our revenues will decline.

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

If the telecommunications infrastructure in China is not improved, our business will be limited in its growth.

Access to the Internet requires a relatively advanced telecommunications infrastructure. The telecommunications infrastructure in many parts of China is not as well developed as in the United States or other developed countries. The quality and continued development of the telecommunications infrastructure in China will have a substantial impact on our ability to deliver our services and on the market acceptance of the Internet in China in general. If further improvements in the Chinese telecommunications infrastructure are not made, the usage of the Internet in China may not grow as anticipated. If access to the Internet in China does not continue to grow or grows more slowly than we anticipate, then our planned technology products and services may not achieve the required consumer acceptance and our business, financial condition and results of operations may be adversely affected.

If we are not able to effectively manage expanding operations, then our business may be harmed.

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

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our key management; sales and technical personnel could have an adverse effect on our business, financial condition and results of operations. In addition, our success is largely dependent on our ability to hire highly qualified managerial, sales and technical personnel. These individuals are in high demand and we may thus not be able to attract the staff that we need within our budget.

Our stock price has been volatile.

The market price of our common stock has historically been volatile. It is likely that the market price of our common stock will continue to be subject to significant fluctuations. We believe that future announcements concerning us, our competitors or our principal customers, including technological innovations, new product introductions, governmental regulations, litigation or any future decision to restate any of our financial statements may cause the market price of our common stock to fluctuate substantially in the future. Sales of substantial amounts of outstanding common stock in the public market could materially and adversely affect the market price of our common stock. Further, in recent years the stock market has experienced extreme price fluctuations in equity securities of technology companies. Such price and volume fluctuations often have been unrelated to the operating performance of those companies. These fluctuations, as well as general economic, political and market conditions, such as armed hostilities, acts of terrorism, civil disturbances, recessions, international currency fluctuations, or tariffs and other trade barriers, may materially and adversely affect the market price of our common stock.

We do not have a comprehensive disaster recovery plan or back-up system, and a disaster could severely damage our operations.

We currently do not have a comprehensive disaster recovery plan in effect and do not have fully redundant systems for certain critical operations. Although we have some technology redundancy and back-up capabilities for our production and transmission capabilities, there are single points of failure within our processes and technology that, in the event of a catastrophic disruption, would cause us to lose our ability to provide transmission capabilities. In that event, we would have to operate at reduced service levels that could severely negatively affect our relationships with our customers, our revenue generation and our brand. There are initiatives underway to prioritize our recovery requirements and we are developing strategies for our mission critical business operations and technology. This will be the basis for the development and implementation of business continuity and disaster recovery plans.

RISKS RELATED TO OUR INDUSTRY

We face competition in many areas and the competition could negatively impact our operating results.

We face competition from a wide range of other companies in the communications, media, publishing, information, Internet services, and software and technology fields. The competitive environment could, among other results, require price reductions for our products, require increased spending on marketing and product development, limit our ability to develop new products and services, limit our ability to expand our customer base or even result in attrition in our customer base. Any of these occurrences could negatively impact our operating results. Many of our competitors have greater financial and human resources than we do. As a result, these competitors can compete more effectively by offering customers better pricing and other terms and conditions, including indemnifying customers against patent infringement claims.

New products and rapid technological change may adversely affect our operations.

The emergence of new consumer products and technologies, changes in consumer preferences and other factors may limit the life cycle of our technologies and any future products we might develop. Our future operations could be adversely impacted by our ability to identify emerging trends in our markets and to develop and market new products and services that respond to competitive offerings, technological changes and changing consumer preferences in a timely manner and at competitive costs. Although we believe that we will continue to develop attractive new products, the industry in which we operate is characterized by rapid changes, including technological changes. The process of developing and marketing new products is inherently complex and uncertain, and there are a number of risks, including the following: we cannot assure you that we will have adequate funding and resources necessary for investments in new products and technologies; we cannot assure you that our long-term investments and commitment of significant resources will result in successful new products or technologies; we cannot assure you that we can anticipate successfully the new products and technologies which will gain market acceptance and that such products can be successfully marketed; we cannot assure you that our newly developed products or technologies can be successfully protected as proprietary intellectual property rights or will not infringe the intellectual property rights of others; and that our products may become obsolete due to rapid advancements in technology and changes in consumer preferences.

Our failure to anticipate adequately changes in the industry and the market, and to develop attractive new products, including any of the risks described above, may reduce our future growth and profitability and may adversely affect our business results and financial condition.

                           FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this document and in the documents incorporated herein by reference, the words "may", "will", "continue", "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to those set forth above under "Certain Risks Affecting Business, Operating Results and Financial Condition."

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include, but are not limited to, those discussed in Item 1 under "Business" and "Certain Risks Affecting Business, Operating Results and Financial Condition" and Item 3, "Legal Proceedings," as well as those factors discussed elsewhere in this Form 10-K and in the documents incorporated herein by reference. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Form 10-KSB.

ITEM  2.      DESCRIPTION OF PROPERTY

Our principal office is located at 13428 Maxella Avenue, Suite 291, Marina Del Ray, California 90292. We are not party to any lease for these premises. We do not own any real estate. We believe that all of our facilities are adequately maintained and suitable for their present use.

Our subsidiary, Beijing Qinnet, sub-leases premises is comprised of approximately 2,000 square feet in Beijing, China on an annual basis at the rate of approximately $2,000 per month. Our joint venture subsidiary, Liaoning Qinnet, sub-leases premises comprised of approximately 2,200 square feet in Shenyang, Liaoning, China at the rate of approximately $700 per month, prepaid until June 30, 2004.

We intend to relocate our principal executive offices from California to Florida during the first quarter of 2004. We believe that our facilities are adequate for our present needs and our near term growth, and that additional facilities will be available at acceptable rates as we need them.

ITEM  3.      LEGAL PROCEEDINGS

We are, from time to time, involved in various lawsuits generally incidental to our business operations. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.

One legal proceeding was resolved in 2003. We were named as a third-party defendant in a lawsuit commenced in The United States District Court for the District of Nevada in August of 2002 by one of our former shareholders. The former shareholder had sued our transfer agent, Pacific Stock Transfer Company ("PSTC"), of Las Vegas, Nevada, and had claimed damages in excess of $75,000 arising from the alleged failure by PSTC to remove a restrictive legend from the shareholder's share certificate. PSTC had named us as a third-party in the lawsuit and sought indemnification by us for any liability to the shareholder. We maintained that PSTC had no liability to the shareholder or, in the alternative, that anything PSTC may have done wrong was so reckless as to release us from its contractual obligations. On August 11, 2003, the former shareholder and PSTC settled this matter and PSTC agreed to dismiss its claim against us without prejudice. However, PSTC may later decide to re-file its case against us for indemnification within the statute of limitations period.

Currently, the Company is involved in the following ongoing matters.

Our subsidiary, Qincom Networks Inc., filed a lawsuit against Sunny International Service Corporation in February 2002 in the British Columbia Supreme Court. (CASE NUMBER 021173) Qincom Networks is alleging breach of contract of approximately $196,000 CDN (equal to approximately $115,378 US) arising from the non-payment by Sunny for wholesale long distance services that were provided by Qincom Networks. Trial for this action was originally set for late August 2002 but has been postponed to April 2004. We anticipate that any funds that we recover in this action will be used by us to pay a telecommunications provider for network services that we purchased in order to enable us to provide wholesale long distance services to Sunny. If we are not successful in recovering against Sunny, then the telecommunications provider may commence action against us to recover the amounts we owe.

In addition, one of our investors filed a lawsuit in the Court of Common Pleas of Philadelphia, Pennsylvania on November 12, 2002 against us, alleging rescission of promissory note and the subscription agreement along with fraudulent and negligent misrepresentation. We filed an Answer to the Complaint and discovery is pending. On June 3, 2003, we have consented to the entry of a partial judgment against us in the amount of $51,500. This amount represents a return of the $50,000 principal that the investor loaned us plus statutory interest.

The Company intends to defend all of its pending litigation vigorously. Because of the preliminary nature of all these proceedings and the uncertainty of litigation generally, we are unable to predict at this time the likely outcome of the litigation or estimate its liability, if any, with regard to these cases. However, we may be required to pay judgments or settlements and incur expenses in these matters in aggregate amounts that could have a material adverse effect on our financial condition or results of operations.

ITEM  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002, through the solicitation of proxies or otherwise.

                                     PART II
                                     -------

ITEM  5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
              MATTERS

MARKET INFORMATION

As of the fiscal year ended December, 31, 2002, our common stock was quoted on the Over-The- Counter Bulletin Board Trading System ("OTCBB") under the symbol "QNTI". However, on May 23, 2003, we were delisted from the OTCBB and have not been actively trading on any exchange since then. We intend to apply to the NASD to resume trading on the OTCBB upon filing our forthcoming 10QSB for the three quarters ended March 31st, June 30, 2003 and September 30, 2003.

The price range per share reflected in the table below is the high and low bid quotation for our common stock and reflects all stock splits effected by the Company. This information was obtained by NASDAQ for the periods indicated.


Quarter                                           High              Low
------------------------------------------------------------------------
FISCAL YEAR ENDED DECEMBER 31, 2001
1st  Quarter  2001                               $10.00            $5.50
2nd  Quarter  2001                               $7.00             $4.75
3rd  Quarter  2001                               $5.50             $4.25
4th  Quarter  2001                               $5.00             $3.00

FISCAL YEAR ENDED DECEMBER 31, 2002
1st  Quarter  2002                               $4.75             $3.50
2nd  Quarter  2002                               $4.50             $1.02
3rd  Quarter  2002                               $1.18             $0.09
4th  Quarter  2002                               $0.21             $0.08

1st Quarter 2003                                 $0.22             $0.05
2nd Quarter 2003 (through May 23, 2003):         $0.07             $0.04

Trading in our common stock on the OTCBB market has been limited and sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. On August 28, 2003, there were approximately 807 stockholders of record of our common stock and 17,798,004 shares of our common stock outstanding. This number does not include stockholders for whom shares were held in a "nominee" or "street" name.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion and growth of our business and do not expect to pay any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors considered relevant by our Board of Directors.


                      EQUITY COMPENSATION PLAN INFORMATION

==============================================================================================================

                                                                                    NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE FOR
                            NUMBER OF SECURITIES TO  WEIGHTED-AVERAGE EXERCISE  FUTURE ISSUANCE UNDER EQUITY
      PLAN CATEGORY         BE ISSUED UPON EXERCISE     PRICE OF OUTSTANDING         COMPENSATION PLANS
                            OF OUTSTANDING OPTIONS,    OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
                            WARRANTS AND RIGHTS(A)           RIGHTS(B)           REFLECTED IN COLUMN (A)(C)
==============================================================================================================
Equity compensation plans
approved by security holders      1,890,000                   $2.28                       470,000
==============================================================================================================

Warrants                            138,757                   $0.10
==============================================================================================================

          Total                   2,028,757                   $2.13                       470,000
==============================================================================================================

We approved our 2000/A and 2001 incentive stock option plan in June 2001. Both stock option plans were approved by our stockholders in August 2001. Our 2000/A stock option plan provides for the grant of incentive stock options to purchase our common stock to our directors, officers, employees and eligible consultants. Options to purchase a total of up to 260,000 shares of our common stock were granted in April 2000 under the 2000/A stock option plan. Each option granted is exercisable at a price of $10.00. We granted options to purchase a total of 2,000,000 shares of our common stock under our 2001 stock option plan during the year ended December 31, 2001. Each option granted is exercisable at price of $5.00 per share. During the years 2000, 2001 and 2002, 210,000 and 1,290,000 stock options granted under the 2000/A and 2001 plans, respectively, were cancelled after certain directors, employees and consultants were no longer with the company. In December 2002, we granted options to purchase a total of 1,100,000 shares of our common stock under our 2001 stock option plan. Each option granted is exercisable at a price of $0.10.

There were 138,757 outstanding warrants at of December 31, 2002. Each warrant is exercisable at a price of $0.10 for a share of our common stock with expiry date on January 30, 2004.

RECENT SALES OF UNREGISTERED SECURITIES

The following information is furnished with regard to all securities sold by us within the past three years that were not registered under the Securities Act. The issuances described hereunder were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act or Regulation D, Rule 506 of the Securities Act. None of the foregoing transactions involved a distribution or public offering.

On April 23, 2001, we completed the issuance of 12,275,100 shares of our common stock to the non-Canadian shareholders of Qinnet Holdings. These shares were issued pursuant to Rule 506 of Regulation D in consideration of the transfer to us of an aggregate of 93.8% of the outstanding stock of Qinnet Holdings. Each shareholder represented to us that the shareholder was an "accredited investor".

On June 8, 2001, we issued an additional 853,650 shares of our common stock to the remaining shareholders of Qinnet Holdings. These shares were issued pursuant to Regulation S in consideration for the transfer to us of the remaining 6.2% interest in Qinnet Holdings. Each investor represented to us that the investor was not a "U.S. Person", as defined under Regulation S of the 1933 Act. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend. Shares were issued to an aggregate of forty (40) investors.

On January 24, 2002, we completed the sale of 132,150 units at a price of $2.80 per unit for gross proceeds of $370,020. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share our common stock at a price of $2.80 per share until January 30, 2004. We paid commissions in the amount of $55,503 in connection with the offering. Of this amount, $18,499 was converted into units at a price of $2.80 and the balance was paid in cash. A total of 138,757 shares and 138,757 share purchase warrants were issued. The purchasers consisted of a total of seven purchasers. On October 22, 2002, the exercise price of the stock warrants was renegotiated and changed to $0.10 per share when the stock was trading at $0.08 per share. All sales were completed pursuant to Rule 506 of Regulation D of the Act to persons who are "accredited investors", as defined in Rule 501 of Regulation D. The shares were issued as restricted shares under the Securities Act of 1933 (the "1933 Act") and all share certificates were endorsed with a restrictive legend.

On September 22, 2002, the company received $20,000 from Jim Dent that was initially treated as a loan by the company. Subsequently, the Company issued 400,000 shares of common stock at a price of $.05 per share to convert the loan into equity. These shares were issued pursuant to Regulation S. The investor represented to us that the investor was not a "U.S. Person", as defined under Regulation S of the 1933 Act. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

On February 20, 2003, the company issued 50,000 shares of its common stock to Cheng Yue Wang and 25,000 shares of its common stock to Qing Wang respectively for services rendered to the company. The transaction was valued at $0.11 per share. As a result, the company recognized compensation expense totaling $8,250 in the accompanying financial statements. The transaction was exempt from registration under Section 4(2) as the recipient of the shares Employees of Company at the time receiving shares in lieu of compensation were provided with access to the officers of the company so as to receive all material information regarding the company, which the recipient requested. The shares were issued with restrictive legend and the transactions did not include a public distribution or offering.

On April 30, 2003, the company issued 300,000 shares of its common stock to Newman, Pollock & Klein, LLP for legal services related to the company's corporate and securities matters. The transaction was valued at $.06 per share. As a result, the company recognized legal expenses totaling $18,000 in the accompanying financial statements. The transaction was exempt from registration under Section 4(2) as the recipient of the shares is a sophisticated investor and was provided with access to the officers of the company so as to receive all material information regarding the company, which the recipient requested. The shares were issued with restrictive legend and the transactions did not include a public distribution or offering.

On June 24, 2003, we received a subscription from Invesitssments, S.A. of $11,250.00 for the sale of 450,000 shares of common stock at a price of $.025 per share. These shares were issued pursuant to Regulation S. The investor represented to us that the investor was not a "U.S. Person", as defined under Regulation S of the 1933 Act. The shares were issued as restricted shares under the 1933 Act and were endorsed with a restrictive legend.

On February 5, 2003, we received a subscription from Famco Acquisition Company, LLC of $5,000.00 for the sale of 50,000 shares of common stock at a price of $.10 per share. These shares were issued pursuant to Rule 506 of Regulation D. The investor represented to us that the shareholder was an "accredited investor".

On February 13, 2003, we received a subscription from Famco Acquisition Company, LLC of $5,000.00 for the sale of 50,000 shares of common stock at a price of $.10 per share. These shares were issued pursuant to Rule 506 of Regulation D. The investor represented to us that the shareholder was an "accredited investor".

On August 25, 2003, the company issued 700,000 shares of its common stock to Newman, Pollock & Klein, LLP for legal services related to the company's corporate and securities matters. On the transaction date, the company's common stock had no reliable market value. The transaction was valued at $.025 per share. As a result, the company recognized legal expenses totaling $17,500 in the accompanying financial statements. The transaction was exempt from registration under Section 4(2) as the recipient of the shares is a sophisticated investor and was provided with access to the officers of the company so as to receive all material information regarding the company, which the recipient requested. The shares were issued with restrictive legend and the transactions did not include a public distribution or offering.

On August 25, 2003, the company issued 855,000 shares of its common stock to Lijun Liu in exchange for sales and marketing consulting services. On the transaction date, the company's common stock had no reliable market value. The company valued the shares issued by the value of the marketing expenditure at $.025 per share. As a result, the company recognized a stock-based compensation expense totaling $21,375 in the accompanying financial statements. The transaction was exempt from registration under Section 4(2) as the recipient of the shares is a sophisticated investor and was provided with access to the officers of the company so as to receive all material information regarding the company, which the recipient requested. The shares were issued with restrictive legend and the transactions did not include a public distribution or offering.

ITEM  6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words "believe", "anticipate", "estimate", "expect", are of the opinion that and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors set forth in Part I, Item 1 above, the risks and uncertainties set forth below; economic and business conditions specific to our products and industry; competition and the pricing and mix of products offered by us and our competitors; product acceptance; relations with and performance of third parties; our ability to control costs and expenses; effectively communicate with our customers and to penetrate their chosen distribution channels; access to capital; foreign currency risks; risks associated with our entry into new markets or distribution channels; risks related to the timely performance of third parties, such as shipping companies, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banking partners; political and trade relations; the overall level of consumer spending; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

PLAN OF OPERATIONS

During 2002, we reevaluated our business strategy and discontinued non-performing operations. Our plan of operations over the next twelve months includes the following elements, subject to us achieving the required financing (See Item 1. - Description of Business): Our principal business strategy is to develop and provide value-added information technologies for the commercial needs of consumers and businesses in China and other selected countries to be determined by us. We believe our technologies are well positioned to provide such solutions. Our ability to carry our plan of operations is currently limited by our lack of financial resources. Our business activities in China include:

         1. a joint venture to develop an electronic book publishing ("e-Book") business in PRC;
         2. the development of a thin-client server computer system ("TCS") business in the PRC; and
         3. developing and marketing Internet solution software ("QWS") being marketed to Chinese customers.

OUR BUSINESS.  Our business is summarized as follows:

1.     ELECTRONIC BOOK PUBLISHING

A primary focus of our plan of operations over the next twelve months is to pursue our activities in Liaoning Qinnet. We have completed the development of our electronic reading device, branded as Q-Reader, and are preparing for its commercial sales. We have negotiated with LPG to terminate the agreement to expand the plan of the current operation, which required us to advance the balance of $2,549,170 to Liaoning Qinnet for our portion of the joint venture expenses. Accordingly, we have paid in full our capital contribution to Liaoning Qinnet and have no further obligation. A termination agreement with LPG would have no effect on the current joint venture ownership in which we own 70% and LEP owns 30% of Liaoning Qinnet. We plan to re-evaluate this business opportunity to determine a further funding plan to allow us to expedite the roll out of the Q-Reader in China and other Southeast Asian countries and to provide the funds necessary to complete the design and initiate the production of the second-generation product, the e-Bag. This is a wireless device that will enable a student to inexpensively interface with the main server of a school or university, as well as providing all of the features of the Q-Reader. We have finished the final production design of our Q-Reader for commercial sales. As of March 2003, we had produced and sold 572 units to LPG. During the first quarter of 2003, we initiated the test sales of Q-Readers for a total of $43,102. We have also received a purchase order of 2000 units, which are being manufactured and expected to be delivered to the purchaser before the end of December 2003. We plan to spend approximately $500,000 over the next twelve months on production and marketing of the Q-Reader, depending upon financing. Due to a lack of working capital, we have not been able to implement our sales strategy for the Q-Reader and received a few thousand dollars in revenue during the second and third quarter of 2003. We believe that with additional capital, we will be able to resume the manufacturing and distribution of the Q-Reader within thirty days.

2.     THIN-CLIENT SERVER TECHNOLOGY BUSINESS.

We plan to continue developing our thin client server ("TCS") and prepare for its commercial sales. We have completed the system demonstration set-up in Beijing. We, through our wholly owned subsidiary, Beijing Qinnet, have signed two trial memorandums with a school and a commercial bank. These agreements allow us to demonstrate our TCS system at their facilities. Our ability to implement our plan of operations for the development of our TCS is subject to our ability to raise additional financing. We plan to spend $100,000 on the TCS project within the next twelve months. These funds will be directed to complete and refine terminal development, system configuration, and marketing and sales activities. With continued terminal development, the line will be expanded to include more features. We also plan to incorporate the TCS platform into a wireless model of the Q-Reader. In addition, we plan to establish a centrally located server system that will accommodate up to 10,000 subscribers in a Wide Area Network environment. The amount of funds that we propose to spend on developing this business will depend upon the amount of funds, if any, available from any financing that we are able to achieve and our subsequent determination based on priorities and business opportunities.

We have contracted with Emsoft Ltd., a Hong Kong based software developer, to provide the Linux based operating system software, EmLinux, for our client terminal. The terms of this contract required us to pay an up-front fee of $4,000, with the balance of $15,000 payable within the next twelve months. We will also be required to pay usage fees and a royalty to the software developer based on our sales of TCS terminals and services

We have also entered into a contract in the fourth quarter of 2002, with CITRIX Systems, Inc., a Ft. Lauderdale, Fl based major virtual workplace software and services provider to provide us with the independent computing architecture software that we plan to incorporate into our Q-Server TCS computing terminals to communicate between the client terminal and the server. We anticipate that we will be required to pay usage fees and a royalty to CITRIX under a marketing agreement based on our sales of TCS terminals and services. Negotiations of this agreement are dependent upon our ability to raise additional capital for sales and marketing and finish development of the TCS terminals to provide a schedule for the roll out of this activity.

3.  INTERNET SOLUTION SOFTWARE.

We have completed the development and are ready to market the Internet solution software ("QWS") developed by Beijing Qinnet. We do not expect to realize significant revenues until such time as we undertake broad based marketing efforts. We currently do not have the ability to undertake these marketing efforts due to our current limited funding. Accordingly, our ability to complete sales of this software is subject to our obtaining further financing and our determination that the continuation of this operation is viable as compared to alternative uses of capital.

4.     QINTOP COMMUNICATION NETWORK

We have terminated the operations of the QinTop Communication Network in August 2002, as we have decided to direct our corporate resources to other areas of our operations. QinTop was involved in the wholesale provision of IP based long-distance telephone services.

5.     TIANJIN QINNET

We have discontinued our previously disclosed plan of operations for Tianjin Qinnet in the third quarter of the year 2002 due to market conditions affecting Internet related services. This was our first entry into the Chinese market at a time when Internet services were unique. Since that time, Internet services have become virtual commodities and pricing very competitive resulting in significantly reduced margins. Accordingly, the Company has wound up the operations in an orderly manner.

6.     SHENYANG QINNET

We have previously disclosed our plan of discontinuing operations of Shenyang Qinnet in the last quarter of the year 2001. With the discontinuation of extremely competitive Internet related businesses, key technical personnel have been moved to the development of our electronic reading device within Liaoning Qinnet.

7.     SUBSEQUENT EVENT & JOINT VENTURE WITH EINFO SOLUTIONS IN AUSTRALIA

In August 2003, we entered into a letter of intent to form a joint venture with einfo Solutions, in Adelaide, Australia to produce a new version of the Q-Reader for marketing to the Australasian market. This joint venture will be 50% owned by the Company and 50% owned by eInfo Solutions. The Australian government has agreed to fund $52,000 Australian to the joint venture to aid in its formation and the development of a prototype for the Australasian market. The prototype will be based upon the existing Q-Reader with a color screen and upgraded English language capability and documentation and is expected to be produced by the end of the first quarter of 2004. The joint venture will have certain royalty rights to this new Q-Reader on a worldwide basis.

We plan to spend approximately $700,000 over the next twelve months in order to pursue our plan of operations, provided we achieve the required financing. We plan to spend $500,000 on the ebook project to produce and market 3,500 Q-Reader electronic reading devices; $100,000 to produce and install 700 TCS terminals; $25,000 on QWS marketing and sales; and $75,000 for general working capital. If we fail to raise the required funds to pursue our plan of operations, we will have to maintain or reduce operations or seek other industrial partners.

We had cash in the amount of $132,557, mostly in China, and working capital deficit in the amount of $1,551,485 as of December 31, 2002. Accordingly, we will require significant amounts of additional financing in order to complete our plan of operations. We will plan our expenditures around our capital resources in order to maintain our operations. The amount of expenditures may vary if: (i) we determine to reduce or expand our plan of operations; (ii) the actual costs incurred in pursuing our stated plan of operations are greater or less than anticipated; (iii) we are not successful in achieving revenues upon completion of our stated plan of operations; or (iv) we are not successful in achieving the required financing. While we are currently in discussions to secure additional financing, we do not have any arrangement in place for any debt or equity financing which would enable us to achieve additional financing. There is no assurance that we will be able to secure the required additional financing. There is no assurance that completion of our stated plan of operations will successfully generate the planned revenues or that any revenues generated will be sufficient to fund future operations.

In January 2003, we hired James Baker to be our full-time chief executive officer. We currently employ approximately 16 people in our operations, mostly in China. We anticipate that we will hire additional employees over the next twelve months if we achieve the financing necessary to implement our plan of operations. Of these additional employees, a majority are anticipated to be located in China. We also plan to expand our management team in North America and China.

Our business plan may differ from our stated plan of operations. We may decide not to pursue all or part of our stated plan of operations. In addition, we may modify our stated plan of operations if actual costs are greater than anticipated, if we are not able to achieve financing or if we secure financing in order to expand or accelerate our plan of operations.

RESULTS OF OPERATIONS

We completed the acquisition of a 100% interest in Qinnet Holdings Corp. ("Qinnet Holdings") during the second quarter of 2001. We completed this acquisition in consideration of the issuance by us of 13,128,750 shares of our common stock to the shareholders of Qinnet Holdings. Due to the common management and shareholders of Q-Net Technologies, Inc. and Qinnet Holdings, the acquisition was accounted for using historical cost in a manner similar to pooling-of-interests method of accounting. Under this method, the assets, liabilities and stockholders' equity of the acquired entities are combined with the Company's respective accounts and recorded at book value. The financial statements and footnotes included with this Form 10-KSB Annual Report have been restated to include the operations of Qinnet Holdings and its subsidiaries for all periods presented.

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

2002 COMPARED WITH 2001

REVENUES

We earned revenues in the amount of $29,045 during the year ended December 31, 2002, compared to revenues in the amount of $12,449 for the year ended December 31, 2001 The revenue was primarily derived from the sales of Q-Readers in year 2002 and sales of ISDN equipments in year 2001. We had revenue of $25,695 derived through Liaoning Qinnet joint venture by selling of Q-Readers in the 4th quarter of year 2002. We did not have any revenue from the thin-client server operations during the twelve months ended December 31, 2002. We terminated our wholesale Internet phone service operations during 2002. We anticipate that we will not earn further revenues from wholesale Internet phone services. Further, there is no assurance that we will be able to generate further revenues from our other business operations due to our current lack of financing, the development costs associated with our Liaoning Qinnet Q-Reader joint venture and our thin-client server and solutions software businesses, and our determinations not to proceed with the QinTop, Tianjin Qinnet and Shenyang Qinnet businesses.

Our cost of revenues for the year ended December 31, 2002 was $16,220, representing 55.8% of total revenues. Our cost of revenues for the year ended December 31, 2001 was $83,393, representing 670% of total revenues. The cost of revenues is primarily attributable to cost of production of Q-Readers and cost of the ISDN equipments for year 2002 and 2001 respectively.

Our gross profit for the year ended December 31, 2002 was $12,825, compared to a gross loss of $70,944, for the year ended December 31, 2001. Our gross profit was primarily attributable to our sales of Q-Readers in the 4th quarter of year 2002.

OPERATING EXPENSES

Our operating expenses decreased to $2,221,862 for the year ended December 31, 2002, compared to $3,305,193 for the year ended December 31, 2001. The decrease in our operating expenses in the amount of $1,083,331 was primarily attributable to the one time write off of the impairment of investments in joint ventures in year 2001.

Our consulting expenses, which included management contracts, decreased to $786,465 for the year ended December 31, 2002 from $984,350 for the year ended December 31, 2001 representing a decrease of $197,885 or 20.1%. The decrease was mainly due to the reduction of consulting fees and management fees incurred after the resignation of two of our former directors in August 2002.

Our general and administrative expenses increased to $1,097,002 for the year ended December 31, 2002 from $648,403 for the year ended December 31, 2001. This increase was primarily attributable to the increase in the rental cost incurred by our China Offices for $143,406, increase in wages and benefits of our China staff by $98,478, write off of inventory of $69,327, increase in provision for doubtful accounts for $144,715. If we are not successful in achieving additional financing, we anticipate our general and administrative expenses will decrease, as we will be forced to scale back our operations.

We incurred costs in the amount of $413,817 and $420,516 related to the operation of our Liaoning Qinnet joint venture and TCS project, respectively, during the year ended December 31, 2002. These costs compare to $272,503 and $328,139 during the year ended December 31, 2001. The increase in expenses for the twelve-month ended December 31, 2002 for Liaoning Qinnet joint venture and TCS projects were primarily due to the increase in the rental and staff cost. We anticipate the amount expended on the Liaoning Qinnet joint venture and TCS project will increase if we are able to achieve the financing required to enable us to meet our funding obligations under the joint venture. This lack of funding is delaying our rollout of the Q-Reader product and TCS product.

In year 2001, the Company made a full provision of $1,168,955 for the impairment of investments in different joint ventures in the PRC and decision not to pursue the Tianjin Qinnet, Shenyang Qinnet, Shanghai, Tianjin QinTop and Hulunbier businesses.

NET LOSS

We incurred a net loss in the amount of $2,218,770 for the year ended December 31, 2002, compared to a net loss of $3,477,201 for the year ended December 31, 2001. The decrease to our loss in the amount of $1,258,431 was primarily attributable to the one time write off of the impairment of investments in joint ventures in year 2001.

LIQUIDITY AND CAPITAL RESOURCES

We had cash in the amount of $132,557 as of December 31, 2002, compared to cash of $364,440 as of December 31, 2001. We had a working capital deficit in the amount of $1,551,485 as of December 31, 2002, compared to working capital in the amount of $4,004 as of December 31, 2001.

Cash used by us in operating activities decreased to $814,318 for the year ended December 31, 2002, compared to $2,166,410 for the year ended December 31, 2001. Cash used in operating activities was reduced in part due to an increase in accounts payable and accrued liabilities in the amount of $881,651. Accounts payable and other accrued liabilities were further increased by $881,651 as of December 31, 2002 from $428,836 in the financial year ended December 31, 2001.

Cash used in financing activities increased to $1,481,024 for the year ended December 31, 2002 compared to ($100,912) for the year ended December 31, 2001. The increase in cash used in financing activities was mainly attributable to the repayment on notes payable to bank in China.

We currently have options to purchase a total of 50,000 shares of our common stock outstanding at a price of $10.00 per share, options to purchase 740,000 of our common stock at a price of $5.00 per share and options to purchase 1,100,000 of our common stock at a price of $0.10 per share. None of these options have been exercised as of December 31, 2002

We defaulted on a promissory note in the amount of $50,000 due on October 1, 2002 to an investor. We were in negotiations with the investor regarding the default. These negotiations were not successful and the investor has instituted legal proceedings against us to collect the amount due under the promissory note. See Item 3- Legal Proceedings.

We completed a private placement of 132,150 units at a price of $2.80 US per unit for a gross proceeds of $370,020 on January 24, 2002 to certain investors (the "Investors"). Each unit consisted of one share of our common stock and one share purchase warrant (each a "Warrant"). Each Warrant entitled the holder to purchase one share of common stock of the Corporation at a price of $2.80 US per share until January 30, 2004. We incurred stock issuance cost of $55,503, of which $37,004 was paid in cash and the remaining $18,499 was paid through the issuance of 6,607 stock units with the same terms. We had agreed to file a registration statement to qualify the resale of the shares underlying the Units with the United States Securities and Exchange Commission statement, we have negotiated a reduction to the exercise price of the Warrants from $2.80 to $0.10 per share in consideration of the agreement of the Investors to waive the Corporation's obligation to file a registration statement.

Our cash position decreased in the amount of $231,883 during the year ended December 31, 2002, whereas our cash position decreased in the amount of $2,099,500 during the year ended December 31, 2001. We anticipate that our cash position will continue to decline until such time as our revenues increase to a level where they exceed our operating expenses or until we realize an additional financing.

We will require additional capital if we are to complete our stated plan of operations. Our plan of operations calls for us to spend approximately
$700,000 over the next twelve months, if we achieve the required financing.
Our current monthly operating expenses are approximately $50,000 per month. We have a working capital deficit and our revenues currently are not sufficient to cover our operating expenses. Accordingly, we immediately require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or placement of convertible debt. We are presently in the process of negotiating private placements of our securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we intend to reduce our marketing and sales efforts and may implement additional actions to reduce expenditures, including withdrawing from our joint ventures, reducing staff, reducing the level of services, selling assets, disposing of business units or suspending some or all of our operations.

We anticipate that we will continue to incur losses for the foreseeable future based on our expectation that we will incur substantial marketing and operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued the following pronouncements during and subsequent to 2002, none of which are expected to have a significant affect on the financial statements:

SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company will adopt the disclosure provisions and the amendment to APB No. 28 is effective for interim periods beginning after December 15, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The adoption of FIN45 will not have a material impact on the Company's financial statement.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact EITF No. 00-21 will have on its financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51". FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the effect that the adoption of FIN46 will have on its results of operations and financial condition.

The American Institute of Certified Public Accountants has issued an exposure draft SOP "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment ("PP&E")". This proposed SOP applies to all non-government entities that acquire, construct or replace tangible property, plant and equipment including lessors and lessees. A significant element of the SOP requires that entities use component accounting retroactively for all PP&E assets to the extent future component replacement will be capitalized. At adoption, entities would have to option to apply component accounting retroactively for all PP&E assets, to the extent applicable, or to apply component accounting as an entity incurs capitalizable costs that replace all or a portion of PP&E. The Company cannot evaluate the ultimate impact of this exposure draft until it becomes final.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the implementation of SFAS No. 149 to have a material impact on our consolidated financial statements.

ITEM 7.     FINANCIAL STATEMENTS

The financial statements required pursuant to this item are filed under Part III, Item 13(a) (1) of this report. The financial statement schedule required under Item 310 (a) of Regulation S-B is filed under Part III, Item 13 (a) (2) of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 19, 2002, we dismissed Grant Thornton, LLP (the "Former Accountant") as our principal independent accountant and engaged Moore Stephens Ellis Foster Ltd., Chartered Accountants, as our principal independent accountant effective that same date. Disclosure with respect to this Item has previously been provided in our Form 8-K filed with the SEC on December 19, 2002.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following is a list (along with certain biographical information) of the executive officers and directors of the Company. All directors of the Company are serving a current term of office which continues until the next annual meeting of stockholders, until their successors are elected or they are removed in accordance with our Bylaws, and all officers are serving a current term of office which continues until the next annual meeting of directors, except Mr. Baker, who has an employment agreement:

Name of Director        Age               Position
----------------        ---               --------

Weiguo Lang             45                Director and Chairman

James D. Baker          59                Director and Chief Executive Officer

Danny Hon               42                Director and Chief Financial Officer

DR. WEIGUO LANG was appointed as our president and to our board of directors on October 26, 1999. Mr. Lang stepped down as our president on August 10, 2001 but remains as chairman of our board of directors. In 1997, Dr. Lang established the first Internet service provider operation in Chengdu, the capital of Sichuan Province, which was one of the earliest Internet service provider operations in China. Since then, Dr. Lang has pursued and researched various Internet opportunities in China. From 1995 to 1998, Dr. Lang was President of Agro International, a publicly listed Canadian corporation. From 1993 thru 1994, he was a senior consultant for International Business for the Canadian international trade & development businesses.

Prior to moving to Canada to further his education, Dr. Lang was a division manager in Heilongjiang Provincial Government in China from 1984 to 1987. Dr. Lang received M.Sc. and Ph.D. degrees in Engineering from Canada and a B.Sc. degree from China. Most of his research work was related to computer programming and mathematical modeling. Dr. Lang speaks fluent mandarin and English. Dr. Lang is a director and is the president of Qinnet Holdings.

JAMES D. BAKER was appointed to our board of directors in August 2002 Mr. Baker was appointed as our chief executive officer on January 1, 2003. Mr. Baker has been involved with integrated computer systems and cutting edge technology for over 30 years. From 1967 to 1981 he was with IBM as Project Manager. He has held a number of executive positions with young companies as founder or co-founder while also serving on a number of the boards. He was CEO and a Director for AegiSoft Corporation, a Digital rights Management Company, and was also instrumental in both raising the capital and running the company from its inception. RealNetworks acquired AegiSoft in 2000. In 1995, he became the Chairman and a director of International Pressure Vessel, Inc. (IPV). IPV has the global technology transfer rights on a Chinese technology for pressure vessels and obtained a U.S. patent. Mr. Baker became intimately involved in doing business with Chinese agencies on a regular basis. During this same period he was instrumental in raising start-up capital for RAPOR, Inc, which designs, manufactures and markets rapid access portals used in the security industry, and currently serves as a Director. Mr. Baker also was Founder, President and CEO of Computer Application Systems (CASI); a computer based Access Control Company, which provided security systems to over 85% of the Fortune 500 Companies from 1981 - 1987. CASI grew to be number 50 in the Inc. 500 list of fastest growing privately held companies in the US in 1987. Figgie International, Inc. acquired the company in 1987. From 1991 to 1995 he consulted to the Security Industry. Currently he is a Director of TargitInteractive, Inc. an interactive marketing services provider. Mr. Baker received a Bachelors of Science degree in Industrial Management from the University of Cincinnati and pursued a Masters in Business Administration from the University of Michigan.

DANNY HON was appointed to our board of directors and as the acting chief financial officer in August 2002. Since 2000, Mr. Hon has been the in-house accountant of the Company. Mr. Hon is a Partner in the Accountancy Firm of Hon and Wong, Certified General Accountants, and has been in public practice since 1994. Mr. Hon received his Professional Diploma in accountancy from Hong Kong Polytechnic in 1984, completed the joint examination of the Association of Chartered Accountants, U.K. and Hong Kong Society of Accountants in 1985, completed the examination of The Certified General Accountants Association of Canada for the Certified General Accountants certification in 1993, became a Certified Financial Planner in 1998 and received a Master of Science in Administration Degree with concentration in Information Resource Management from Central Michigan University in 2000.

On August 15, 2002 Frederic Mann resigned as our President, Chief Executive Officer, Chief Financial Officer and Director and Paul Schwartz resigned as our Chief Operating Officer and Director. Disclosure with respect to this matter has previously been provided in our Form 10-QSB for the quarter ended September 30, 2003 filed with the SEC on December 9, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, directors and executive officers of the Company and beneficial owners of greater than 10% of the Common Stock are required to file certain reports with the Securities and Exchange Commission (the "Commission") in respect of their ownership of Company securities. The Company believes that during fiscal year 2002 all such required reports were timely filed,

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid or accrued to our executive officers for services rendered to Q-NET during the fiscal years ended December 31, 2002, 2001 and 2000. No other compensation was paid to any of our named executive officers other than the cash and stock option compensation set forth below.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM COMPENSATION
                         ANNUAL COMPENSATION                                AWARDS                          PAYOUTS
NAME AND                                                           RESTRICTED   SECURITIES
PRINCIPAL                                           OTHER ANNUAL     STOCK      UNDERLYING        LTIP      ALL OTHER
POSITION          YEAR      SALARY         BONUS    COMPENSATION(1)  AWARD(S)   OPTIONS(#)       PAYOUTS    COMPENSATION
--------          ----      ------         -----    ---------------  --------   ----------       -------    ------------

James D.          2002     $ 10,000            $0       $0            0            150,000          0          0
Baker             2001     $      0            $0       $0            0                  0          0          0
CEO               2000     $      0            $0       $0            0                  0          0          0
(4)

Danny             2002     $ 12,912            $0       $0            0            150,000          0          0
Hon               2001     $      0            $0       $0            0                  0          0          0
CFO               2000     $      0            $0       $0            0                  0          0          0
(5)

Fredric           2002     $223,548            $0       $0            0                  0          0          0
Mann              2001     $300,000       $60,000       $0            0            100,000          0          0
(1)               2000     $ 90,000            $0       $0            0                  0          0          0

Paul              2002     $ 74,516            $0       $0            0                  0          0          0
Schwartz          2001     $120,000            $0       $0            0             75,000          0          0
(2)               2000     $      0            $0       $0            0                  0          0          0

Weiguo            2002     $120,000            $0       $0            0            100,000          0          0
Lang              2001     $120,000            $0       $0            0            100,000          0          0
Director          2000     $120,000            $0       $0            0                  0          0          0

Notes:

(1) Compensation attributed to Mr. Mann, our former Director, President, CFO and CEO, includes $90,000 paid by Qinnet Holdings to Mr. Mann as a consulting fee during the period from October 1, 2000 to December 31, 2000 and $360,000 paid and accrued by Qinnet Holdings to Mr. Mann during the period from January 1, 2001 to December 31, 2001. Of the amount attributable to compensation in 2001, $240,000 was paid to Mr. Mann and $120,000 was accrued. See below under Executive Compensation - Compensation Arrangements. $122,850 was paid to Fred Mann in 2002.

(2) Compensation attributed to Mr. Schwartz, our former Director, Secretary, Executive Vice-President, Treasurer and COO, includes $120,000 paid and accrued by Qinnet Holdings to Mr. Schwartz during the period from January 1, 2001 to December 31, 2001. Of the amount attributable to compensation in 2001, $80,000 was paid to Mr. Schwartz and $40,000 was accrued. See below under Executive Compensation - Compensation Arrangements. $45,685 was paid to Paul Schwartz in 2002.

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

(4) We entered into an employment agreement with James Baker in January 2003. Mr. Baker's employment agreement specifies a gross annual salary of $144,000.00. A copy of his employment agreement is attached as an exhibit to this Form 10-KSB.

Compensation of Directors. Our directors are not currently compensated for their services as a director of the Company. We may adopt a formal director compensation plan in the future. All of the Directors are reimbursed for their out-of-pocket expenses for each Board and committee meeting attended.

Board of Directors Committees. We have not yet established an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to each of our named executive officers during our most recent fiscal year ended December 31, 2002:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

(INDIVIDUAL GRANTS)

                           Number of       Percent of total
                           securities       Options/SARs      Exercise
                           underlying       granted to      or base price      Expiration
Name                       options/SARs     employees in      ($/sh)              date
----                       ------------     ------------      ------              ----
CHENWEI ZHANG                  7,500                           $ 0.10           6-Dec-07
DEPENG HUANG                  10,000                           $ 0.10           6-Dec-07
JAMES HAN                     20,000                           $ 0.10           6-Dec-07
JINCHI YANG                   10,000                           $ 0.10           6-Dec-07
JING LI                       15,000                           $ 0.10           6-Dec-07
JOHN BOSCHERT                100,000                           $ 0.10           6-Dec-07
LEON NOWEK                   100,000                           $ 0.10           6-Dec-07
MARK WHITE                   100,000                           $ 0.10           6-Dec-07
YANZHONG QI                   10,000                           $ 0.10           6-Dec-07
YUEXING YUAN                  20,000                           $ 0.10           6-Dec-07
DANNY HON                    150,000                           $ 0.10           6-Dec-07
JAMES D. BAKER               150,000                           $ 0.10           6-Dec-07
WEIGUO LANG                  100,000                           $ 0.10           6-Dec-07
CAIHONG TAN                    5,000                           $ 0.10           6-Dec-07
CHENGYUE WANG                 35,000                           $ 0.10           6-Dec-07
DEQIANG WANG                  10,000                           $ 0.10           6-Dec-07
DONGYU JIANG                   5,000                           $ 0.10           6-Dec-07
HAILONG CHEN                  15,000                           $ 0.10           6-Dec-07
HONGYAN ZHAO                   5,000                           $ 0.10           6-Dec-07
JIE LIU                       20,000                           $ 0.10           6-Dec-07
JINGHUI FENG                  20,000                           $ 0.10           6-Dec-07
JINJIE ZHOU                   20,000                           $ 0.10           6-Dec-07
LITAO ZHAO                     7,500                           $ 0.10           6-Dec-07
MINGLI WU                     15,000                           $ 0.10           6-Dec-07
QING WANG                     80,000                           $ 0.10           6-Dec-07
RONG LUO                      10,000                           $ 0.10           6-Dec-07
SHUAI TAN                     15,000                           $ 0.10           6-Dec-07
TIESHUANG ZHAO                 5,000                           $ 0.10           6-Dec-07
WEI SUN                       20,000                           $ 0.10           6-Dec-07
XIANGLING PAN                 10,000                           $ 0.10           6-Dec-07
ZHONG JIANG                   10,000                           $ 0.10           6-Dec-07
                           1,100,000

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

None of the share purchase options held by our chief executive officer and our named executive officers were exercised during the year ended December 31, 2002.

            AGGREGATED OPTION/SAR EXERCISES DURING THE LAST

          FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES


                                                                                     NUMBER OF
                                                                   VALUE OF          SECURITIES
                                                                   UNDERLYING        UNEXERCISED
                                                                   UNEXERCISED       IN-THE-MONEY
                                                                   OPTIONS/SARS      OPTIONS/SARS
                                                                   AT FY-END (#)     AT FY-END (#)
                                                                   EXERCISABLE/      EXERCISABLE/
NAME                                SHARES ACQUIRED     VALUE      UNEXERCISABLE     UNEXERCISABLE
----                                ---------------     -----      -------------     -------------
FREDRIC R. MANN
Former Director and
President, Chief
Executive Officer
Chief Financial Officer                      NIL        N/A          100,000           NIL/ N/A

PAUL SCHWARTZ
Former Director and Secretary,
Executive Vice-President,
Treasurer and Chief
Operating Officer                            NIL        N/A           75,000           NIL/ N/A

WIEGUO LANG
Director and Chairman                        NIL        N/A          200,000           NIL/ N/A

JAMES BAKER
Director, President and CEO                  NIL        N/A          150,000            NIL/N/A

DANNY HON
Director and CFO                             NIL        N/A          150,000            NIL/N/A

OUTSTANDING STOCK OPTIONS

The following table shows the issued and outstanding stock options held by our officers and directors, and by each person known by us to beneficially own more than 5% of our common stock as of April 30, 2003.

Name and Position             Exercise       No. of       Date        Vesting       Expire
                               Price         Options    of Grant        Date         Date
                               -----         -------    --------        ----         ----
FREDRIC MANN                   $5.00       100,000      June 15,      June 15,      April 28,
Former Director, President                              2001          2001          2005
Chief Executive Officer
Chief Financial Officer

PAUL SCHWARTZ                  $5.00        75,000      June 15,      June 15,      April 28,
Former Director, Secretary                              2001          2001          2005
Executive Vice-President,
Treasurer, Chief Operating
Officer

WEIGUO LANG                    $5.00       100,000      June 15,      June 15,      April 28,
Director and Chairman                                   2001          2001          2005

                                $0.10      100,000      Dec 6,        Dec 6,        Dec 6,
                                                        2002          2002          2007

JAMES BAKER                    $0.10       150,000      Dec 6,        Dec 6,        Dec 6,
Director, President and CEO                             2002          2002          2007

DANNY HON                      $0.10       150,000      Dec 6,        Dec 6,        Dec 6,
Director and CFO                                        2002          2002          2007

MANAGEMENT AGREEMENTS

Fredric Mann, our former president and chief executive officer, provided his services to us pursuant to an employment agreement dated October 23, 2001. The employment agreement provided that we pay Mr. Mann a base annual salary of $300,000 per year in consideration of Mr. Mann acting as president and chief executive officer on a permanent basis. Mr. Mann has also agreed to act as chief financial officer and general counsel until such positions are filled by the board of directors. The employment agreement also provides for a performance and merit based bonus to be not less than $60,000 for any year. In addition, we have agreed to grant to Mr. Mann options to purchase 100,000 shares of our common stock in each year of the term of the agreement. The employment agreement is for an initial three-year term. We are entitled to terminate this agreement upon one month's prior written notice and the payment of one year's salary and minimum bonus. Mr. Mann's resigned on August 15, 2002.

Mr. Lang provides his services to us on a monthly consulting fee basis through a private consulting company controlled by Mr. Lang. We currently pay Can Tech & Trade International Corp. a consulting fee of $10,000 per month for Mr. Lang's services. We are currently negotiating with Mr. Lang for the execution of a definitive fixed term executive consulting agreement with Mr. Lang whereby Mr. Lang will continue to provide these services to us.

James D. Baker's Employment Agreement. On January 1, 2003, we executed an employment agreement with James D. Baker to become our President and CEO. Pursuant to the terms of the agreement, Mr. Baker was to receive a signing bonus of $30,000, an annual base salary of $140,000 in cash and $2,000 in the Company's common stock and the issuance of 250,000 shares upon execution of the agreement and may earn additional stock upon the Company reaching certain benchmarks set out in the agreement. In addition, Mr. Baker is to receive an automobile allowance of $1,000 per month and is reimbursed for ordinary and necessary expenses incurred in performance of his duties on behalf of the Company. No payments of Mr. Baker's salary or signing bonus have been made and have been accrued.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of the Company's outstanding classes of stock as of December 31, 2002, by each person known by the Company to own beneficially more than 5% of each class, by each of the Company's Directors and Executive Officers (see Part III,
Item 10, above) and by all Directors and Executive Officers of the Company as a group. Unless otherwise indicated below, to the Company's knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

Name and address                     Common Shares (2)       Percentage
of Beneficial Owner (1)              Beneficially Owned        Owned
-----------------------              ------------------        -----
JAMES D. BAKER                                0                   0%

DANNY HON                                     0                   0%

FREDRIC R. MANN                         720,000(2)             5.59%

WEIGUO LANG                           1,132,000(4)             7.72%
A22-Linda Building
8 Dongtucheng Street
Chaoyang District,
Beijing China  100013

All Officers and Directors
as a Group (2 people)                 1,852,000                10.4%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (I) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2003. As of September 30, 2003 there were 17,798,004 shares of our common stock issued and outstanding.

(2) Excludes 100,000 shares that were subject to stock options that were cancelled after Mr. Mann's resignation

(3) Excludes 75,000 shares that were subject to stock options that were cancelled after Mr. Schwartz resignation.

(4) Includes 1,032,000 shares held by Weiguo Lang and 100,000 shares that are subject to stock options that are exercisable currently or within sixty days.

CHANGE IN CONTROL. In January 2004 we executed a purchase and sale agreement with China BPS Information Technology which provides in part for China BPS to convey certain assets in exchange for the issuance of shares of our common stock. If this transaction is finalized, of which there can be no assurance, China BPS will, upon completion of the agreement, own approximately 50.5% of our issued and outstanding common stock.

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

Paul Schwartz, formerly our secretary treasurer, chief operating officer and a director, was issued 450,000 shares of our common stock on April 23, 2001 in consideration for his shares in Qinnet Holdings as part of our March 14, 2001 offer to acquire a majority interest in Qinnet Holdings. Mr. Schwartz transferred his 450,000 shares in Qinnet Holdings to us in consideration of one share of our common stock for each share of Qinnet Holdings held. All shares issued to Mr. Schwartz are restricted shares under the Securities Act.

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

Fredric Mann, formerly our president, chief executive officer, chief financial officer and a director, was issued 720,000 shares of our common stock on April 23, 2001 in consideration for his shares in Qinnet Holdings as part of our March 14, 2001 offer to acquire a majority interest in Qinnet Holdings. Mr. Mann transferred his 720,000 shares in Qinnet Holdings to us in consideration of one share of our common stock for each share of Qinnet Holdings held. All shares issued to Mr. Mann are restricted shares under the Securities Act.

The number of shares held by each director and officer in Qinnet Holdings and the number of shares of our common stock that were issued on closing of our acquisition of Qinnet Holdings are summarized as follows:

Mr. Lang and our former directors, Mr. Mann and Mr. Schwartz, who were also a director or officer of Qinnet Holdings were granted options to purchase shares of Qinnet Holdings. Subsequent to the acquisition of Qinnet Holdings, we granted to our directors and officers options to purchase shares of our common stock in consideration of the cancellation of their options to purchase shares of common stock of Qinnet Holdings. These options are generally on the same terms and conditions as the options to purchase Qinnet Holdings shares previously held by each director and officer. The following table shows the options granted to our directors and officers in consideration of the cancellation of their options to purchase shares of the common stock of Qinnet Holdings:

Name and Position          Exercise   No. of        Date              Vesting         Expiration
                           Price     Options       of Grant            Date              Date
                           -----     -------       --------            ----              ----
FREDRIC MANN                $5.00    100,000     June 15, 2001      June 15, 2001    April 28, 2005
Former Director, President
Chief Executive Officer
Chief Financial Officer

PAUL SCHWARTZ               $5.00     75,000     June 15, 2001      June 15, 2001    April 28, 2005
Former Director, Secretary
Executive Vice-President,
Treasurer, Chief Operating
Officer

WEIGUO LANG                 $5.00    100,000     June 15, 2001      June 15, 2001    April 28, 2005
Director and Chairman       $0.10    100,000     Dec 6, 2002        Dec 6, 2002      Dec 6, 2007

LYNN PATTERSON              $5.00      50,000    June 15, 2001      June 15, 2001    April 28, 2005
Former Director             $5.00     25,000     June 15, 2001      June 15, 2001    April 28, 2005
                            $5.00     25,000     June 15, 2001      June 15, 2001    April 28, 2005

The options granted to Mr. Patterson, Mr. Mann and Mr. Schwartz have subsequently been terminated in accordance with their stock option agreement with us as a result of their resignation as directors and the same for Lynn Patterson.

Mr. Lang and Mr. Schwartz were directors of Qinnet Holdings. Mr. Weiguo Lang is the Chairman and director of the Company and Qinnet Holdings. Mr. Schwartz, our former secretary and treasurer and director, was formerly the secretary and treasurer of Qinnet Holdings.

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

Mr. Schwartz, a former secretary and treasurer, provided his services to us pursuant to a three-year term at a salary of $120,000 per year. The services provided by Mr. Schwartz included ensuring that proper corporate, financial and administrative records were maintained, supervised and advised on the conduct of financial affairs, and coordinated all auditing functions.

Mr. Mann, a former director, president, chief executive officer and chief financial officer, provided his services to us pursuant to a three-year term at a salary of $360,000 per year.

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

SHENYANG QINNET

We have discontinued our previously disclosed plan of operations for Shenyang Qinnet due to market conditions affecting Internet related businesses and are in the process of winding down operations. Any funds recoverable from the net assets will be invested in the activities described above.

TIANJIN QINNET

We have discontinued our previously disclosed plan of operations for Tianjin Qinnet due to market conditions affecting Internet related services and are in the process of winding down operations. Any funds recoverable from the net assets will be invested in the activities described above.

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1)      Financial Statements; Financial Statements Schedules

         Report of Moore Stephens Ellis Foster Ltd./ Independent Auditors

         Report of Independent Certified Public Accountants, Grant Thornton LLP

         Consolidated Balance Sheets as of December 31, 2001 and 2002

         Consolidated Statements of Operations for the years ended
         December 31, 2001 and 2002 and cumulative from inception (May 31, 1989) through December 31, 2002

         Consolidated Statement of Changes in Stockholders' Equity, period from inception (May 31, 1989) through December 31, 2000 and the years ended December 31, 2001 and 2002

         Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2002 and cumulative from inception (May 31, 1989) to December 31, 2002

         Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules
All financial statement schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits
The following documents are filed or incorporated by reference as exhibits to this report:

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
------             ----------------------
Exhibit 2.1        Agreement and Plan of Reorganization between Qinnet.com and Internet Corporation of America, Inc.,
                   dated April 11, 2000. (1)

Exhibit 3.1:       Certificate of Incorporation of Specialistics Inc. (1)

Exhibit 3.2:       Certificate for Renewal and Revival of Certificate of Incorporation.  (1)

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

Exhibit 3.9:       Restated Certificate of Incorporation filed August 13, 2001(5)

Exhibit 10.1:      Agreement dated August 18, 2000 between Qinnet.com, Inc. and Liaoning Publishing Group of Companies (2)

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

Exhibit 10.5:      Form of Offer of Qinnet.com to the Remaining Shareholders of Qinnet Holdings dated May 23, 2001(4)

Exhibit 10.6:      Employment Agreement dated October 23, 2001 between Q-Net Technologies, Inc. and Fredric Mann(6)

Exhibit 10.7       Employment Agreement dated January 1, 2003 between Q-Net Technologies, Inc. and James D. Baker.(7)


Exhibit 31.1       Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

Exhibit 31.2       Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

Exhibit 31.3       Certification of the Chairman Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002. (7)

Exhibit 32.1       Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

Exhibit 32.2       Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section
                   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

Exhibit 32.3       Certification of the Chairman Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002. (7)



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

(6) Previously filed as an exhibit to Q-Net's Annual Report on Form 10-KSB filed on April 16, 2002 and incorporated herein by reference.

(7)      Filed as an exhibit to this Form 10-KSB

(b) Reports on Form 8-K
The following reports of Form 8-K were filed during the fourth quarter of 2002:

The Company filed a report on Form 8-K under Item 4 on December 19, 2002, announcing dismissal of Grant Thorton, LLP as the Company's independent accountants.

On December 19, 2002, we filed a Current Report on Form 8-K to announce the appointment of Moore Stephens Ellis Foster Ltd., Chartered Accountants as our independent auditor to audit our financial statements for the year ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of a date within 90 days of the date of this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

Additionally, there were no significant changes in the Company's internal controls that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Q-NET TECHNOLOGIES, INC.
                                                     (Registrant)

                                               By: /s/ James D. Baker
Date: January 29, 2004                         ------------------------------
                                               James D. Baker, President,
                                               Chief Executive Officer and
                                               Director
                                               (Principal Executive Officer)

                                               By: /s/ Danny Hon
                                               -------------------------------
Date: January 29, 2004                         Acting Chief Financial Officer
                                               Director

                                               By: /s/ Weiguo Lang
                                               -------------------------------
Date: January 29, 2004                         Chairman and Director


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                          Title
----------                          -----


/S/ JAMES D. BAKER                  Chief Executive Officer and Director
----------------------------        (Principal Executive Officer)
James D. Baker

/S/ DANNY HON                       Acting Chief Financial Officer (Principal
---------------------------         Financial Officer)
Danny Hon

/S/ WEIGUO LANG                     Chairman and Director
---------------------------
Weiguo Lang

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



         Report of Moore Stephens Ellis Foster Ltd./ Independent Auditors            F-2

         Report of Independent Certified Public Accountants, Grant Thornton LLP      F-3

         Consolidated Balance Sheets as of December 31, 2001 and 2002                F-4

         Consolidated Statements of Operations for the years ended
         December 31, 2001 and 2002 and cumulative from inception (May 31, 1989)
         through December 31, 2002                                                   F-5

         Consolidated Statement of Changes in Stockholders' Equity, period from inception (May 31, 1989) through December 31, 2000 and the years ended
         December 31, 2001 and 2002                                                  F-6

         Consolidated Statements of Cash Flows for the years ended December 31,
         2001 and 2002 and cumulative from inception (May 31, 1989) to December
         31, 2002                                                                    F-7

         Notes to Consolidated Financial Statements                                  F-8

MOORE STEPHENS
ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 737-8117  Facsimile: (604) 714-5916
Website:   www.ellisfoster.com

--------------------------------------------------------------------------------


REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

Q-NET TECHNOLOGIES, INC.
(FORMERLY QINNET.COM, INC.)
(A development stage company)

We have audited the consolidated balance sheet of Q-NET TECHNOLOGIES, INC. (FORMERLY QINNET.COM, INC.) (A development stage company) ("the Company") as at December 31, 2002, the consolidated statements of stockholders' equity, operations and cash flows and cumulative data for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the cumulative data from May 31, 1989 to December 31, 2001 in the statements of stockholders' equity, operations and cash flows, which were audited by other auditors whose report, dated April 12, 2002 which expressed an opinion with a going concern qualification, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from May 31, 1989 to December 31, 2001, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and the results of their operations and their cash flows and cumulative data for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                          "MOORE STEPHENS ELLIS FOSTER LTD."
Vancouver, Canada                                Chartered Accountants
April 16, 2003 except as to Notes
19(e) to 19(h) which are as of
August 31, 2003

--------------------------------------------------------------------------------
                 MSEFA partnership of incorporated professionals
                  An independently owned and operated member of
              Moore Stephens North America Inc., a member of Moore
                         Stephens International Limited
               - members in principal cities throughout the world

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Q-Net Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Q-Net Technologies, Inc. (the "Company") (formerly Qinnet.com, Inc.) (a development stage company) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Q-Net Technologies, Inc. as of December 31, 2001, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of capital. Management's plans in regard to these matters are also described in Note 2. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Grant Thornton LLP

Irvine, California
April 12, 2002

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,    December 31,
                                                                                          2002           2001
------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                           $    132,557    $    364,440
  Short term investments                                                                        --       1,999,995
  Trade accounts receivable, net of allowance for doubtful
      accounts of $nil (2001 : $nil)                                                        15,515              --
  Other receivable, net of allowance for doubtful accounts of $38,238 (2001 : $nil)          2,425         171,387
  Inventory, net of allowance for obsolete inventory of $44,177 (2001 : $nil)              157,600         128,201
  Prepaid expenses                                                                          36,737          19,530
                                                                                      ------------    ------------
Total current assets                                                                       344,834       2,683,553

Property and equipment, net                                                                161,019         138,566
Loan and interest receivable, net of allowance for doubtful
      receivable of $116,508 (2001 : $nil)                                                      --         111,258

                                                                                      ------------    ------------
                                                                                      $    505,853    $  2,933,377
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable and other accrued liabilities                                      $  1,310,487    $    428,836
  Investor deposit                                                                          50,000              --
  Deferred revenue - related party                                                         117,486              --
  Payable to joint venture partner - related party                                         150,625          98,488
  Convertible short term loan                                                               50,000              --
  Note payable to bank                                                                          --       1,932,960
  Net liabilities of discontinued operations                                               215,296          47,878
                                                                                      ------------    ------------
Total current liabilities                                                                1,893,894       2,508,162

Commitments and contingencies                                                                   --              --

Stockholders' Equity (Deficit)
  Preferred Stock: $0.00001 par value
    Authorized: 100,000,000
    Issued and outstanding: nil                                                                 --              --
  Common Stock: $0.00001 par value
    Authorized: 100,000,000
    Issued and outstanding: 14,568,004 (2001 : 14,429,247)                                     145             144
  Additional paid in capital                                                             9,056,796       8,681,154
  Subscription received but shares not yet issued                                           35,000              --
  Deficit accumulated during the development stage                                     (10,486,209)     (8,267,439)
  Accumulated other comprehensive income                                                     6,227          11,356
                                                                                      ------------    ------------
Total Stockholders' Equity (Deficit)                                                    (1,388,041)        425,215

                                                                                      ------------    ------------
                                                                                      $    505,853    $  2,933,377
                                                                                      ============    ============

                        See accompanying condensed notes

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Cumulative from            Year Ended
                                                                  inception (May 31,   ----------------------------
                                                                    1989) through      December 31,    December 31
                                                                  December 31, 2002        2002           2001
-------------------------------------------------------------------------------------------------------------------
Revenue                                                             $     52,716       $     29,045    $     12,449
Cost of revenue                                                          110,799             16,220          83,393
                                                                    ------------       ------------    ------------
Gross profit                                                             (58,083)            12,825         (70,944)
                                                                    ------------       ------------    ------------

Expenses
  General and administrative                                           5,150,546          1,097,002         648,403
  Management consulting                                                2,537,806            786,465         984,350
  Marketing expenses                                                     730,178            248,308         180,171
  Impairment of investments in joint ventures                          1,168,955                 --       1,168,955
  Reorganization costs                                                   333,000                 --              --
  Start-up cost                                                          449,957             90,087         323,314
                                                                    ------------       ------------    ------------
                                                                      10,370,442          2,221,862       3,305,193
                                                                    ------------       ------------    ------------

Operating loss                                                       (10,428,525)        (2,209,037)     (3,376,137)

Other income (expense)
  Interest income                                                        318,381             86,294          42,619
  Interest expense                                                      (301,948)          (113,596)       (113,953)
  Gain on disposal of education department                                93,339             93,339              --
  Gain on disposal of capital assets                                      15,296             15,296              --
  Foreign exchange gain (loss)                                            (6,459)            43,377         (11,835)
                                                                    ------------       ------------    ------------

Loss before minority interest and discontinued operations            (10,309,916)        (2,084,327)     (3,459,306)

Minority interest in net loss of subsidiary                              131,028                 --         116,761
                                                                    ------------       ------------    ------------

Loss before discontinued operations                                  (10,178,888)        (2,084,327)     (3,342,545)

Net loss from discontinued operations                                   (307,321)          (134,443)       (134,656)
                                                                    ------------       ------------    ------------

Net loss                                                            $(10,486,209)      $ (2,218,770)   $ (3,477,201)
                                                                    ============       ============    ============

Basic and diluted net loss per share from continuing operations                        $      (0.14)   $      (0.23)
                                                                                       ============    ============
Basic and diluted net loss per share from discontinued operations                      $      (0.01)   $      (0.01)
                                                                                       ============    ============
Basic and diluted net loss per share                                                   $      (0.15)   $      (0.24)
                                                                                       ============    ============

Weighted average shares outstanding                                                      14,558,620      14,429,247
                                                                                       ============    ============


                        See accompanying condensed notes

                            Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM MAY 31, 1989 TO DECEMBER 31, 2002

                                                                       STOCK         ADDITIONAL       STOCK
                                                       COMMON        AMOUNT AT        PAID IN      SUBSCRIPTION
                                                       SHARES        PAR VALUE        CAPITAL       RECEIVABLE
---------------------------------------------------------------------------------------------------------------
Issuance of stock at formation on May 31, 1989        16,000,000    $        160    $         --   $         --

Effect of one-for-seven reverse split on June
  27, 1996                                           (13,714,000)           (137)            137             --

Issuance of common stock to new majority
  shareholder on November 27, 1996                     7,714,000              77          49,923        (50,000)

Capital contributed to support development
  during the period May 31, 1989 through
  December 31, 1992                                           --              --           5,358             --

Effect of one-for-eight reverse split on
  July 31, 1999                                       (8,749,503)            (87)             87             --

Issuance of common stock for cash in 1999             13,128,750             131       5,470,549             --

Issuance of common stock for acquisition of ICA           50,000              --         283,000             --

Stock options granted to non-employees                        --              --       1,989,000             --

Receipt of stock subscription                                 --              --              --         50,000

Stock options granted to non-employees                        --              --         883,100             --

Foreign currency translation adjustment                       --              --              --             --

Loss for the period May 31, 1989 through
  December 31, 2000                                           --              --              --             --
                                                    ------------    ------------    ------------   ------------
Balance, December 31, 2000                            14,429,247    $        144    $  8,681,154   $         --

Foreign currency translation adjustment                       --              --

Net loss                                                      --              --              --             --

Total comprehensive loss
                                                    ------------    ------------    ------------   ------------
Balance, December 31, 2001                            14,429,247    $        144    $  8,681,154   $         --

Issuance of common stock for cash,
  net of issuance costs of $55,503                       132,150               1         314,318

Issuance of common stock for services                      6,607              --          18,499

Intrinsic value of convertible feature of
  promissory note                                                                          7,500

Subscription received but shares not yet issued

Stock options granted to non-employees                                                    35,325

Foreign currency translation adjustment

Net loss

Total comprehensive loss
                                                    ------------    ------------    ------------   ------------
Balance, December 31, 2002                            14,568,004    $        145    $  9,056,796   $         --
                                                    ============    ============    ============   ============
[RESTUBBED]

                                                                      DEFICIT
                                                    SUBSCRIPTION    ACCUMULATED    ACCUMULATED
                                                    RECEIVED BUT    DURING THE        OTHER
                                                      SHARES NOT    DEVELOPMENT    COMPREHENSIVE
                                                      YET ISSUED       STAGE          INCOME            TOTAL
---------------------------------------------------------------------------------------------------------------
Issuance of stock at formation on May 31, 1989                      $         --    $         --    $        160

Effect of one-for-seven reverse split on June
  27, 1996                                                                    --              --              --

Issuance of common stock to new majority
  shareholder on November 27, 1996                                            --              --              --

Capital contributed to support development
  during the period May 31, 1989 through
  December 31, 1992                                                           --              --           5,358

Effect of one-for-eight reverse split on
  July 31, 1999                                                               --              --              --

Issuance of common stock for cash in 1999                                     --              --       5,470,680

Issuance of common stock for acquisition of ICA                --             --              --         283,000
                                                                                                    ------------
Stock options granted to non-employees                         --             --              --       1,989,000

Receipt of stock subscription                                  --             --              --          50,000

Stock options granted to non-employees                         --             --              --         883,100

Foreign currency translation adjustment                        --             --             768             768

Loss for the period May 31, 1989 through
  December 31, 2000                                            --     (4,790,238)             --      (4,790,238)
                                                     ------------   ------------    ------------    ------------
Balance, December 31, 2000                           $         --   $ (4,790,238)   $        768    $  3,891,828

Foreign currency translation adjustment                        --             --          10,588          10,588

Net loss                                                       --     (3,477,201)                     (3,477,201)
                                                                                                    ------------
Total comprehensive loss                                                                              (3,466,613)
                                                     ------------   ------------    ------------    ------------
Balance, December 31, 2001                           $         --   $ (8,267,439)   $     11,356    $    425,215

Issuance of common stock for cash,
  net of issuance costs of $55,503                                                                       314,319

Issuance of common stock for services                                                                     18,499

Intrinsic value of convertible feature of
  promissory note                                                                                          7,500

Subscription received but shares not yet issued            35,000                                         35,000

Stock options granted to non-employees                                                                    35,325

Foreign currency translation adjustment                                                   (5,129)         (5,129)

Net loss                                                              (2,218,770)                     (2,218,770)
                                                                                                    ------------
Total comprehensive loss                                                                              (2,223,899)
                                                     ------------   ------------    ------------    ------------
Balance, December 31, 2002                           $     35,000   $(10,486,209)   $      6,227    $ (1,388,041)
                                                     ============   ============    ============    ============


                        See accompanying condensed notes

                           Q-NET TECHNOLOGIES, INC.
                           (formerly Qinnet.com, Inc.)
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Cumulative from               Year Ended
                                                            inception (May 31,      -------------------------------
                                                              1989) through           December 31,    December 31,
                                                             December 31, 2002           2002            2001
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                     $(10,486,209)        $ (2,218,770)   $ (3,477,201)
  Less: income (loss) from discontinued operation, net              307,321              134,443         134,656
  Adjustments to reconcile net loss to net cash
    used in operating activities :
      Depreciation and amortization                                  68,126               35,864          17,060
      Provision for doubtful accounts                               147,474               67,534              --
      Write off on inventory                                         69,327               69,327              --
      Discount on convertiable debt                                   7,500                7,500              --
      Gain on disposal of capital assets                            (15,296)             (15,296)             --
      Gain on disposal of education department                      (93,339)             (93,339)             --
      Minority interest in net loss of subsidiary                  (131,028)                  --        (116,761)
      Non-monetary compensation expense                           2,925,924               53,824              --
      Reorganization costs                                          283,000                   --              --
      Impairment of investments in joint ventures                 1,168,955                   --       1,168,955
      Changes in assets and liabilities :
        Increase in trade accounts receivable                       (16,917)              59,137              --
        Increase in inventory                                      (132,257)             (73,576)        (69,520)
        (Increase) decrease in prepaid expenses                    (108,498)             (15,577)          5,611
        (Increase) decrease in other receivable                     (29,331)             130,724        (121,074)
        Increase in loan and interest receivable                   (112,250)              (5,250)         (7,000)
        Increase in accounts payable and accrued liabilities      1,164,727              881,651         298,864
        Increase in investor deposit                                 50,000               50,000              --
        Increase in deferred revenue                                117,486              117,486              --
    Changes in net liabilities of discontinued operations           111,592               40,303          12,416
                                                               ------------         ------------    ------------
          Net cash used in operating activities                  (4,703,693)            (774,015)     (2,153,994)
                                                               ------------         ------------    ------------

Cash flows from investing activities
  Purchases of property and equipment                              (286,208)             (11,368)        (53,639)
  Redemption of short term investments                                   --            1,999,653              --
  Proceeds from disposal of capital assets                           40,000               40,000              --
                                                               ------------         ------------    ------------
         Net cash used in investing activities                     (246,208)           2,028,285         (53,639)
                                                               ------------         ------------    ------------

Cash flows from financing activities
  Investment from minority interest shareholders                    229,516                   --         138,928
  Payable to joint venture partner                                   52,137               52,137              --
  Deposits on investments                                        (1,130,939)                  --         (38,016)
  Proceeds from convertible short term loan                          50,000               50,000              --
  Repayment to notes payable to bank                                     --           (1,932,480)             --
  Receipt of stock subscription                                      85,000               35,000              --
  Issuance of common stock                                        5,790,517              314,319              --
                                                               ------------         ------------    ------------
         Net cash provided by financing activities                5,076,231           (1,481,024)        100,912
                                                               ------------         ------------    ------------

Effect of exchange rate changes on cash                               6,227               (5,129)         10,588
                                                               ------------         ------------    ------------

Increase (decrease) in cash and cash equivalents                    132,557             (231,883)     (2,096,133)
Cash and cash equivalents - beginning of year                            --              364,440       2,460,573
                                                               ------------         ------------    ------------
Cash and cash equivalents - end of year                        $    132,557         $    132,557    $    364,440
                                                               ============         ============    ============

Supplemental information :
Cash paid for :
    Interest                                                   $    293,858         $    105,402    $    114,057
    Income taxes                                               $         --         $         --    $         --
Noncash financing activities :
    Common stock issued for costs associated with common
      stock unit sale                                          $     18,499         $     18,499    $         --
    Stock options granted to non-employees                     $     32,325         $     32,325    $         --


                        See accompanying condensed notes

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 1 - DESCRIPTION OF BUSINESS

The Company, a Delaware corporation, was incorporated on May 31, 1989 as Specialists, Inc. In 1996, Specialists, Inc. amended its Certificate of Incorporation to change its name to Eastern Group International Co., Ltd. Also during 1996, Eastern Group International Co., Ltd. issued 7,714,000 shares of common stock in exchange for $50,000 and changed its name to Telespace Limited. In December 1999, Telespace Limited changed its name to Qinnet.com, Inc.. On April 13, 2000, Qinnet.com acquired all of the issued and outstanding shares of Internet Corporation of America, Inc. ("ICA") as a shell company for $50,000 cash and 50,000 shares of restricted, unregistered common stock. As a result of this transaction, the Company became the successor issuer to ICA for reporting purpose under the Securities Exchange Act of 1934. On August 13, 2001, the Company changed its name to Q-Net Technologies, Inc.

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

Qinnet Holdings was incorporated on April 26, 1999 in the state of Washington. Qinnet Holdings is a development stage enterprise and has two wholly-owned subsidiaries: Beijing Qinnet, established in the People's Republic of China ("PRC") on December 6, 1999, and Qincom, a British Columbia, Canada company established on August 22, 2000. Qincom provides long distance calling wholesale services from Canada to the PRC through voice over Internet protocol technology. On May 30, 2002, the Company incorporated Sonnet (a Canadian company) to develop the long distance calling retail services from Canada to the PRC. In August 2002, the Company has suspended its long distance telephone services. (See Note
5)

Beijing Qinnet participates in two joint venture agreements with Chinese Internet companies and has options to purchase equity interests in these joint ventures. These two joint ventures are carried out by two operating corporations, Tianjin Xiaodao Information Network Co. Ltd. ("Tianjin Qinnet") and Shenyang Qinnet Brainn Informerce Co. Ltd. ("Shenyang Qinnet"). Shenyang Qinnet is in the business of providing Internet web site design, e-commerce, customer and technical support services. Tianjin Qinnet is in the business of providing internet access services. Mr. Weiguo Lang, the Chairman and a director of the Company, is the registered owner of 51% ownership interest in Shenyang Qinnet and 70% ownership interest in Tianjin Qinnet as the investment regulations in the PRC do not permit foreign ownership of PRC entities operating directly in the telecom and related industries. Beijing Qinnet provided funds of $1,168,955 to purchase Mr. Lang's equity interests in these joint ventures. Exercise of the first option would transfer 51% ownership of Shenyang Qinnet to Beijing Qinnet and would require the payment of RMB50,000 or approximately $6,040. Further, Beijing Qinnet has the option to increase its ownership interest in this joint venture to 70% for an additional $200,000. Exercise of the other option would transfer 70% ownership of Tianjin Qinnet to Beijing Qinnet and would require the payment of RMB70,000 or approximately $8,460. The option agreements have a five-year term expiring on March 24, 2005. The option arrangements have been structured to enable Beijing Qinnet to comply with PRC foreign ownership laws and restrictions. The option is transferable by Beijing Qinnet to give flexibility in structuring its ownership arrangement. The Company anticipates that the foreign ownership laws of the PRC may change prior to the expiration of the option period or the options might be extended.

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 1 - DESCRIPTION OF BUSINESS - CONTINUED

During the fourth quarter of year 2001, the Company determined that the business opportunity presented by Tianjin and Shenyang operations, when compared to the opportunities in the digital publishing and thin client server ("TCS") technology, did not possess the substainable competitive advantages that are exhibited by the newer technologies. In view of the limited capital resources, the Company decided to preserve its capital for investment in the development of TCS technology. The Company has wound down the business operations of Tianjian Qinnet and Shenyang Qinnet in an orderly manner. During the fourth quarter of year 2001, the Company provided for an impairment loss in accordance with FASB No. 121 of $1,168,955 related to its investments in these projects.

The Company entered into a joint venture agreement dated July 11, 2000 with Liaoning Education Press ("LEP"), a wholly owned subsidiary operation of Liaoning Publishing Group of Companies ("LPG"), to carry out a joint venture electronic book publishing, manufacturing and distribution business in the PRC. A joint venture company, Liaoning Qinnet E-book Technologies Co., Ltd. ("Qinnet E-book"), was incorporated in accordance with the Enterprise Laws of the PRC. As of December 31, 2002, the Company contributed $280,000 for a 70% interest in this joint venture while LEP contributed $120,000 in consideration for a 30% interest. The Company advanced $225,988 to Qinnet E-book as of December 31, 2002.

In September 2001, the Company's subsidiary, Qinnet Ebook, entered into agreements to transfer the Internet Development, Editing and Multimedia departments ("Education Department") obtained from LPG in July 2000 back to LPG as of September 30, 2001. Through transferring these three departments, Qinnet Ebook is entitled to recover from LPG the operating costs incurred during the period from July 2000 to September 30, 2001, totaling $160,487 (or RMB 1,328,092). The Company did not record the transaction in fiscal 2001 as both parties could not come to an agreement in terms of the amount and method of payment for the transferring of the three departments. In fiscal year 2002, Qinnet Ebook and LPG concluded an agreement regarding the amount and method of payment, and the Company recorded a gain of $93,339 on the disposal of the three departments in fiscal year 2002. There were no revenues from these departments in 2002 and 2001 reported in the accompanying consolidated statements of operations.

The Company is a development stage enterprise as its primary business objectives have not been fully developed. The Company is focusing its resources on developing Qinnet E-Book and the TCS technology. Management anticipates that revenues from operations will initially be insufficient to cover these development expenses. As a result, the Company is fully dependent upon outside capital sources to provide sufficient working capital until commencement of operations. There is no assurance that the Company will be able to raise the necessary capital to fund its initial and continuing operations.

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2,218,770 for the year ended December 31, 2002 and has cumulative net losses of $10,486,209 from inception (May 31, 1989) through December 31, 2002. As of December 31, 2002, the Company had a negative working capital of $1,551,485 and a deficit in stockholders equity of $1,388,041. In addition, the Company is a development stage entity and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are to continue to raise additional capital from selling the Company's stock to maintain the operations of the Company and further development of Qinnet E-Book and the TCS technology. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary companies, Qinnet Holdings, Qincom, Beijing Qinnet, ICA, Sonnet, and its 70% owned subsidiary, Qinnet E-book. The Company accounts for the remaining 30% interest in Qinnet E-book as minority interest in the accompanying consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.

Accounting Method
-----------------

The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates
----------------

The preparation of financial statements in conformity with the United States of America generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include all cash on hand, cash in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less.

Short-term Investments
----------------------

Short-term investments represent certificate of deposits with original maturities of more than three months but less than a year.

Concentration of Credit Risk
----------------------------

The Company maintains Renminbi cash balances in banks in the People's Republic of China and U.S. Dollar cash balances in U.S. and Canadian banks, all of which are not insured.

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of five years.

Inventories
-----------

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Long-Lived Assets
-----------------

Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", and records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If the carrying value exceeds the sum of the assets' undiscounted cash flows, the Company estimates an impairment loss by taking the difference between the carrying value and fair value of the assets.

Revenue Recognition
-------------------

The Company's revenue is primarily derived from the sale of voice over internet protocol long distance telephone services on a wholesale basis (suspended in August 2002) and the sale of Q-Readers, a hand-held electronic book reading device. Revenue is recognized upon delivery of the goods or services.

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

Cost Recognition
----------------

Cost of revenue includes direct costs to produce products and provide long distance telephone services.

Product Development Costs
-------------------------

In accordance with American Institute of Certified Public Accountant's ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," computer software costs incurred in the preliminary project stage, such as direct labor and related overhead, and purchased software and computer equipment from third parties, are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," does not materially affect the Company.

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Start-up Costs
--------------

The Company accounts for start-up and organization costs for financial statement purposes in accordance with AICPA SOP 98-5, "Reporting on the Costs of Start-up Activities," which provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Start-up cost expensed for 2002 and 2001 were $90,087 and $323,314, respectively.

Income Taxes
------------

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Foreign Currency Translations
-----------------------------

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

Fair Value of Financial Instruments
-----------------------------------

For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. The note payable to bank is secured by the short-term investments, and therefore its carrying amount approximates fair value.

Business Segment Information
----------------------------

The Company discloses information about its reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are geographic areas that provide long distance calling services (suspended in August 2002) and sales of Q-Readers. The accounting policies of the operating segments are the same as those for the Company.

Earnings Per Share
------------------

Basic loss per share is computed using on the weighted average number of common shares outstanding. Diluted loss per share computed using the weighted average number of common shares outstanding and dilutive common stock equivalents. Potential dilutive securities include stock options and warrants, which are antidilutive, have been excluded from the computation of loss per share.

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN44 is generally effective for transactions occurring after July 1, 2000, but applies to repricings and some other transactions after December 14, 1998. Management believes that FIN44 does not have any impact on financial statements of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company has adopted the disclosure provisions in these financial statements.

The Company accounts for its stock based compensation plans using the intrinsic value method whereby no compensation costs have been recognized in the financial statements for stock options granted to employees and directors. If the fair value method had been used for options granted subsequent to January 1, 2002, a fair value of $63,675 would be recorded. The Company's net loss and net loss per share would approximate the following pro-forma amounts:

                              December 31, 2002             December 31, 2001
------------------------------------------------------------------------------
Net loss :
   As reported                 $    (2,218,770)            $      (3,477,201)
   Pro forma                        (2,282,445)                   (3,477,201)
Net loss per common share
   Basic and diluted
      As reported              $         (0.15)            $           (0.24)
      Pro forma                          (0.16)                        (0.24)
------------------------------------------------------------------------------

The fair value of options granted to non-employees and non-directors is $35,325 and has been credited to additional paid in capital contributed surplus. The same amount has been charged as compensation expenses for the year ended December 31, 2002.

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Stock-Based Compensation - Continued
------------------------------------

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

   Expected life (years)                                           5 years
   Risk-free interest rate                                           4.06%
   Expected volatility                                             165.49%
   Expected dividend yield                                             --

Weighted average fair value of options granted during the year ended December 31, 2002 and 2001 are as follows:

                                                         2002        2001
                                                    ----------------------

Exercise price equals market price at date of grant     $0.09       $0.79
                                                    ----------------------

Comprehensive Loss
------------------

The Company includes items of other comprehensive loss by their nature, such as translation adjustments, in a financial statement and displays the accumulated balance of other comprehensive loss separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

Related Party Transaction
-------------------------

A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 15).

Assets Retirement Obligations
-----------------------------

The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations", effective January 1, 2002. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 has no material effect on the financial statement.

Reclassification
----------------

Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recent Accounting Pronouncements
--------------------------------

The FASB issued the following pronouncements during and subsequent to 2002, none of which are expected to have a significant effect on the financial statements:

SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have a material impact on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The adoption of FIN45 will not have a material impact on the Company's financial statement.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact EITF No. 00-21 will have on its financial position and results of operations.

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recent Accounting Pronouncements - Continued
--------------------------------------------

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51". FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the effect that the adoption of FIN46 will have on its results of operations and financial condition.

The American Institute of Certified Public Accountants has issued an exposure draft SOP "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment ("PP&E")". This proposed SOP applies to all non-government entities that acquire, construct or replace tangible property, plant and equipment including lessors and lessees. A significant element of the SOP requires that entities use component accounting retroactively for all PP&E assets to the extent future component replacement will be capitalized. At adoption, entities would have to option to apply component accounting retroactively for all PP&E assets, to the extent applicable, or to apply component accounting as an entity incurs capitalizable costs that replace all or a portion of PP&E. The Company cannot evaluate the ultimate impact of this exposure draft until it becomes final.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the implementation of SFAS No. 149 to have a material impact on our consolidated financial statements.

NOTE 4 - SHORT TERM INVESTMENTS AND NOTES PAYABLE TO BANK

In 2001, two fixed term deposits amounting to US$1,999,995 (RMB16,552,139) were pledged to a bank to secure bank loans of RMB16,000,000. One of the fixed term deposits for US $1,000,000 accrued interest at 5.3125% and matured on December 14, 2002. The other term deposit for US $999,995 accrued interest at 1.1875% and matured on October 16, 2002. Upon maturity, the proceeds were used to repay the bank loan of RMB16,000,000. One of the bank loans of RMB8,000,000 with an interest rate of 5.04% per annum was repaid upon maturity on October 16, 2002. The other bank loan of RMB8,000,000) with an interest rate of 5.85% per annum was repaid on December 14, 2002. These short-term investments were denominated in U.S. dollars and were used as collateral for the Company's notes payable with the bank, which provides RMB for local purposes.

NOTE 5 - DISCONTINUED OPERATION

In August 2002, the Company suspended its long distance telephone services operation which included both long distance calling wholesale services (Qincom) and retail services (Sonnet).

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 5 - DISCONTINUED OPERATION - CONTINUED

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Consolidated Financial Statements of the Company have been reclassified to reflect the discontinuation of long distance telephone services. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of discontinued operation have been segregated in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations."

Following is summarized financial information for the discontinued operations:

                                            Cumulative from              Year End
                                            inception (May 31,  ---------------------------
                                            1989) through       December 31,   December 31,
                                            December 31, 2002       2002           2001
-------------------------------------------------------------------------------------------
Revenues                                        $ 839,218       $ 126,515       $ 712,703

Loss from discontinued operations                (294,626)       (121,748)       (134,656)

Loss on disposal of business                      (12,695)        (12,695)             --

Net loss from discontinued operations            (307,321)       (134,443)       (134,656)
-------------------------------------------------------------------------------------------

Current assets                                                  $      --       $  51,968

Total assets                                                           --         116,042

Current liabilities                                               215,296         163,920

Total liabilities                                                 215,296         163,920

Net liabilities of discontinued operations                        215,296          47,878
-------------------------------------------------------------------------------------------

NOTE 6 - INVENTORIES

                                                       2002         2001
                                                       ----         ----
Materials and parts                                $  60,745     $  58,880

Work in progress                                     123,789            --

Finished goods                                        17,243        69,321
                                                   -----------------------

                                                     201,777       128,201

Less : Provision for obsolete items                  (44,177)           --
                                                   -----------------------
                                                   $ 157,600     $ 128,201
                                                   =======================

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 7 - PROPERTY AND EQUIPMENT

                                              2002                 2001
                                              ----                 ----

Electronic equipment                       $ 99,181             $ 127,506

Computer equipment                           55,001                 9,403

Vehicle                                      55,217                25,012

Office equipment                              2,464                 1,035

Furniture                                    11,563                10,983
                                           --------             ---------
                                            276,514               173,939

Less : Accumulated depreciation             (63,407)              (35,373)
                                           --------             --------
                                           $161,019             $ 138,566
                                           ========             =========

Depreciation charges for the year ended December 31, 2002 is $35,864 (2001 :
$17,060).

NOTE 8 - LOAN AND INTEREST RECEIVABLE

In June 2000, the Company loaned $100,000 to an individual, who provided assistance in raising finance for the Company, with interest at 7% per annum. The note is payable on demand. In the third quarter of year 2002, the Company made a full provision of $116,508 for the outstanding loan and accrued interest receivable as the collectibility of the loan is in doubt.

NOTE 9 - INVESTOR DEPOSIT

In June 2002, the Company received a deposit of $50,000 from an investor for the sale of 50,000 stock units at a price of $1.00 per unit for net proceeds of $50,000. Each stock unit consists of one share of the Company's common stock and one stock warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.00 per share and expire on June 30, 2004. The investor initiated a legal action in November 2002 for repayment of the amount subscribed. (See notes 12 and 19(b) relating to the same investor)

NOTE 10 - DEFERRED REVENUE

The deferred revenue represents the sales proceeds received from Chinese Joint Venture Partner but the goods sold have not been delivered as of December 31, 2002.

NOTE 11 - PAYABLE TO JOINT VENTURE PARTNER

The amount is due to the joint venture partner, LPG and its subsidiaries. The terms and repayment details are still under negotiation.

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 12 - CONVERTIBLE SHORT-TERM LOAN

On July 1, 2002, the Company issued a convertible promissory note in exchange for $50,000 received from a third party. The note and any unpaid interest at 12% per annum were due on October 1, 2002. The promissory note is convertible at the holder's option into a stock unit at a conversion rate of $1.00 per unit upon maturity. Each stock unit consists of one share of the Company's common stock and one stock warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.00 per share and expires on June 30, 2004. The note is carried net of discount of $7,500, which is the intrinsic value of the beneficial conversion feature as calculated at the date of issuance. The lender has demanded repayment of both the principal and interest amount upon the due date and the promissory note is in default of repayment.

Also see Note 19.

NOTE 13 - STOCKHOLDERS' EQUITY

Capital Stock
-------------

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

In September 2002, the Company received the subscription of $20,000 for the sale of 400,000 shares of the stock of the Company at a price of $0.05 per share and share certificate has been issued to the subscriber after the year end date.

In October 2002, the Company received the subscriptions of $15,000 for the sale of 150,000 shares of the stock of the Company at a price of $0.10 per share and the share certificates have been issued to the subscriber after the year end date.

Stock Options
-------------

Under the 2000/A Stock Option Plan, ("the Plan"), the Company has issued non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase an aggregate of 260,000 shares of the Company's common stock at an exercise price of $10.00 per share and are fully vested. Upon board approval, the number of shares available for grant may increase quarterly by up to an amount equal to 20% of the Company's outstanding shares of common stock. The options may have a term of up to ten years and generally vest immediately.

In June 2001, the Company adopted the 2001 Stock Option Plan ("the Plan"), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase up to 2,100,000 shares of the Company's common stock. Upon board approval, the number of shares available for grant could be increased quarterly to an amount equal to 15% of the Company's outstanding shares of common stock. The Company recorded compensation expense in 2000 of $1,989,000 in connection with the grant of these options.

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


NOTE 13 - STOCKHOLDERS' EQUITY - CONTINUED

Stock Options - Continued
-------------------------

In June 2001, the Company granted options to the Qinnet Holdings optionees to purchase an aggregate of 2,000,000 shares of the Company's common stock under generally the same terms and conditions of the options granted by Qinnet Holdings, in consideration for the cancellation of the options previously granted by Qinnet Holdings. These options all have exercise price of $5.00 per share with various vesting and expiration dates.

In December 2002, the Company granted options to key employees, directors and consultants to purchase an aggregate of 1,100,000 shares of the Company's common stock at an exercise price of $0.10 per share and are fully vested.

During the year 2002, 1,055,000 (2001 - 455,000) stock options have been cancelled after certain directors, employees and consultants were no longer with the company.

The following table summarizes information about stock option transactions for the years ended December 31, 2002 and 2001 :

                                                            Weighted-average
                                          Options            exercise price
                               -------------------------------------------

Balance, December 31, 2000                2,260,000                 $5.58
Options granted                              30,000                 $5.60
Options exercised                                --                    --
Options cancelled                         (445,000)               ($5.28)
--------------------------------------------------------------------------
Balance, December 31, 2001                1,845,000                 $5.64
Options granted                           1,100,000                  0.10
Options exercised                                --                    --
Options cancelled                        (1,055,000)                 5.50
--------------------------------------------------------------------------
Balance, December 31, 2002                1,890,000                 $2.28
--------------------------------------------------------------------------


The following is a summary of the outstanding options as at December 31, 2002 :

                                      Weighted Average    Total Weighted     Weighted
    Range of         Total Options     Remaining Life        Average         Options        Average
 Exercise Price       Outstanding          (Years)         Exercise Price   Exercisable   Exercise Price
 --------------       -----------          -------         --------------   -----------   --------------
$ 0.10               1,100,000                4.9          $     0.10       1,100,000     $     0.10

$ 5.00                 740,000                2.4          $     5.00         632,500     $     5.00

$10.00                  50,000                2.7          $    10.00          50,000     $    10.00


                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 13 - STOCKHOLDERS' EQUITY - CONTINUED

Warrants
--------

The following is a summary of warrant transactions :

                                                          WEIGHTED-AVERAGE
                                             WARRANTS      EXERCISE PRICE
                                          --------------------------------
Balance, December 31, 2001                           --       $        --
Warrants granted                                138,757              0.10
Warrants exercised                                   --                --
--------------------------------------------------------------------------
Warrants exercisable at December 31, 2002       138,757       $      0.10
--------------------------------------------------------------------------

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company incurred management fees of $120,000 (2001: $120,000) and $74,516 (2001 : $120,000), to a director and an ex-director of the Company respectively.

The Company incurred consulting fees of $66,560 (2001 : $nil) and $223,548 (2001: $360,000), to directors and a former director of the Company respectively.

The Company incurred accounting fees of $12,912 (2001 : $nil) to a director of the Company.

The Company incurred consulting fees of $240,000 (2001 : $240,000) and rent expense of $4,480 (2001 : $nil) to a company related to a major shareholder of the Company.

The Company incurred rent expenses of $88,467 and interest expense of $8,227 to the Chinese Joint Venture Partner in year 2002.

Included in the accounts payable and accrued liabilities, $8,227 (2001 : $nil) was payable to LPG, $321,334 (2001 : $192,805) was payable to two ex-directors, $188,632 (2001 : $45,316) was payable to three directors or companies controlled by them, and $382,604 (2001 : $46,343) was payable to three shareholders and companies controlled by them.

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 15 - SEGMENT INFORMATION

The Company's reportable segments are geographic areas that provide long distance telephone calls wholesale and retail services in Canada (suspended in August 2002) and Q-Readers in China. Summarized financial information concerning the Company's reportable segments is shown in the following table : -

                                                        CHINA       NORTH AMERICA      TOTAL
                                                        -----       -------------      -----
FOR THE YEAR ENDED DECEMBER 31, 2002
------------------------------------
Revenue                                             $      29,045  $          --  $      29,045
Operating Loss                                          (808,360)    (1,400,677)     (2,209,037)
Loss from discontinued operations                              --      (134,443)       (134,443)
Total Assets                                              499,795          6,058        505,853
Depreciation / Amortization                                31,822          4,042         35,864
Interest Income                                            81,044          5,250         86,294
Interest Expense                                          108,669          4,927        113,596

FOR THE YEAR ENDED DECEMBER 31, 2001
------------------------------------
Revenue                                             $      12,449  $          --  $      12,449
Operating Loss                                         (1,833,780)    (1,542,357)    (3,376,137)
Loss from discontinued operations                              --      (134,656)       (134,656)
Total Assets                                            2,815,887        117,490      2,933,377
Depreciation / Amortization                                13,306          3,754         17,060
Interest Income                                            19,551         23,068         42,619
Interest Expense                                          112,715          1,238        113,953

NOTE 16 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2002 and 2001, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 16 - INCOME TAXES - CONTINUED

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following : -

                                              2002                    2001
                                        ----------------       ----------------
Deferred tax

   Net operating loss carryforwards     $     2,213,000        $     1,457,000

   Valuation allowance                      (2,213,000)            (1,457,000)
                                        ----------------       ----------------

Net deferred tax assets                 $           --         $           --
                                        ================       ================


The net change in the valuation allowance for year ended December 31, 2002 and 2001 was an increase of $756,000 and $607,000, respectively, and is the result of net operating loss carryforwards.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. As of December 31, 2002, the Company has approximately $4,800,000 of federal and state operating loss carryforwards available to reduce future federal and state tax liability through year 2022 for federal purposes and 2007 for state purposes.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The company's president and chief executive officer, provides his services pursuant to an employment agreement dated January 1, 2003. The employment agreement provides that the Company will pay Mr. Baker a base annual salary of $120,000 in cash and $24,000 in common stock per year along with a signing bonus comprising $30,000 cash, 250,000 common stock, and 100,000 stock options exercisable at market price upon execution of the agreement In addition, the Company has agreed to grant to Mr. Baker options to purchase 100,000 shares being 100% vested by end of fiscal year 2003. Subsequent increases to annual salary, annual stock option compensations as well as year end bonus, will be determined by the Compensation Committee in September of each year, until the expiration of the agreement. The employment agreement is for an initial three-year term. The Company is entitled to terminate this agreement upon one month's prior written notice and the payment of one year's salary. As of April 16, 2003, the shares and options had not yet been granted by the Company.

Also see note 9 and 12.

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


NOTE 18 - LEGAL PROCEEDINGS

(a) Qincom filed a lawsuit against Sunny International Service Corporation ("Sunny") in February 2002 in the British Columbia Supreme Court. Qincom is alleging breach of contract of approximately $196,000 CDN (equal to approximately $115,378 US) arising from the non-payment by Sunny for wholesale long distance services that were provided by Qincom. Trial for this action was originally set for late August 2002 but has been postponed to April 2004. The Company anticipates that any funds that can be recovered in this action will be used to pay a telecommunications provider for network services that the Company purchased in order to enable us to provide wholesale long distance services to Sunny. If the Company is not successful in recovering against Sunny, then the telecommunications provider may commence action against the Company to recover the amounts owed.

(b) One of the Company's investors filed a lawsuit in the Court of Common Pleas of Philadelphia, Pennsylvania on November 12, 2002 against the Company, alleging rescission of promissory note and the subscription agreement along with fraudulent and negligent misrepresentation. The Company filed an Answer to the Complaint and discovery is pending. On June 3, 2003, the Company has consented to the entry of a partial judgment against us in the amount of $51,500. This amount represents a return of the $50,000 principal that the investor loaned to the Company plus interest. According to the promissory note, the Company has to bear the legal cost incurred by the investor in pursuant to the promissory note but the amount to be involved cannot be determined at the current date.

NOTE 19 - SUBSEQUENT EVENTS

a. In January 2003, the Company received 200,000 share subscription of the Company's stock at a price $0.075 per share totaling $15,000.

b. In February 2003, the Company received the subscription of $10,000 for the sale of 100,000 shares of the stock of Company at a price of $0.10 per share.

c. In February 2003, the company issued 75,000 shares of its common stock to two employees in China for their services rendered to the company. The transaction was valued at $0.11 per share. The company recognized compensation expense totaling $8,250 at the time of issuance of the shares.

d. In April 2003, the company issued 300,000 shares of its common stock to the attorney of the Company for legal services related to the Company's corporate and securities matters. The transaction was valued at $0.06 per share. The company recognized legal expenses totaling $18,000 at the time of issuance of the shares.

e. In June 2003, the Company received the subscriptions of $11,250 for the sale of 450,000 shares of the stock of Company at a price of $0.025 per share.

f. In August 2003, the Company issued 700,000 shares of its common stock to the attorney of the Company for legal services related to the Company's corporate and securities matters. The transaction was valued at $0.025 per share. The company recognized legal expenses totaling $17,500 at the time of issuance of the shares.

g. In August 2003, the company issued 855,000 shares of its common stock to a consultant in exchange for sales and marketing consulting services. The transaction was valued at $0.025 per share. The company recognized a stock-based compensation expense totaling $21,375 at the time of issuance of the shares.

                            Q-NET TECHNOLOGIES, INC.
                           (FORMERLY QINNET.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

NOTE 19 - SUBSEQUENT EVENTS - CONTINUED

h. In August 2003, the Company entered into a letter of intent to form a joint venture with einfo Solutions, in Adelaide, Australia to produce a new version of the Q-Reader for marketing to the Australasian market. This joint venture will be 50% owned by the Company and 50% owned by eInfo Solutions. The Australian government has agreed to fund $52,000 Australian to the joint venture to aid in its formation and the development of a prototype for the Australasian market. The prototype will be based upon the existing Q-Reader with a color screen and upgraded English language capability and documentation and is expected to be produced by the end of the first quarter of 2004. The joint venture will have certain royalty rights to this new Q-Reader on a worldwide basis.

NOTE 20 - QUARTERLY RESULTS (UNAUDITED)

                                                  First         Second          Third         Fourth
                                                 Quarter        Quarter        Quarter        Quarter        Total
                                                ---------      ---------      ---------      ---------    -----------
Fiscal 2002 (Unaudited) :
Net revenue                                  $       229    $     1,165    $       517    $    27,134    $    29,045
Gross profit (loss)                                 (808)         1,165            421         12,047         12,825
Operating loss                                  (384,744)      (574,906)      (656,459)      (592,928)    (2,209,037)
Loss from discontinued operations                (82,587)        (3,525)       (21,498)       (26,833)      (134,443)
Net loss                                        (444,683)      (502,178)      (760,820)      (511,089)    (2,218,770)
Basic and diluted earnings per share               (0.03)         (0.03)         (0.05)         (0.04)         (0.15)

Fiscal 2001 (Unaudited) :
Net revenue                                  $     2,655    $        --    $    11,483    $    (1,689)   $    12,449
Gross profit (loss)                                   27             --             19        (70,990)       (70,944)
Operating loss                                  (583,141)      (589,415)      (643,361)    (1,560,220)    (3,376,137)
Income (Loss) from discontinued operations         5,767        (18,852)         6,628       (128,199)      (134,656)
Net loss                                        (516,950)      (562,184)      (576,968)    (1,821,099)    (3,477,201)
Basic and diluted earnings per share               (0.04)         (0.04)         (0.04)         (0.13)         (0.24)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT
------             ----------------------

Exhibit 10.7       Employment Agreement dated January 1, 2003 between Q-Net Technologies, Inc. and James D. Baker.

Exhibit 31.1       Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2       Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

Exhibit 31.3       Certification of the Chairman Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1       Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2       Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section
                   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3       Certification of the Chairman Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.
